Form 10-Q
period 1996-03-31
FIRST MERCURY FINANCIAL CORP
filed 1996-05-10
CIK 929186

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996
                           Commission File Number 33-83382

                         FIRST MERCURY FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)

                Delaware                              38-3164336
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

         29621 Northwestern Highway, P.O. Box 5096 Southfield, Michigan 48086
                 (Address of principal executive offices) (zip code)

          Registrant's telephone number, including area code: (810) 358-4010


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
          The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 10, 1996 was 6,164.07.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         FIRST MERCURY FINANCIAL CORPORATION


                                        INDEX


PART I.   FINANCIAL INFORMATION                                Page No.
                                                               --------

               Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets;
                    March 31, 1996 (Unaudited) and
                    December 31, 1995                               2

                   Condensed Consolidated Statements of
                    Operations (Unaudited); Three
                    Months Ended March 31, 1996 and 1995            3

                   Condensed Consolidated Statements of
                    Stockholders' Equity (Unaudited); Three
                     Months Ended March 31, 1996 and 1995           4

                   Condensed Consolidated Statements of
                    Cash Flows (Unaudited); Three Months
                    Ended March 31, 1996 and 1995                   5

                   Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                          6

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                               7

Part II.  OTHER INFORMATION                                         11

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         FIRST MERCURY FINANCIAL CORPORATION
                        Condensed Consolidated Balance Sheets

                                                                                  March 31,           December 31,
                                Assets                                             1996                  1995
                                ------                                             ----                  ----
                                                                                (Unaudited)
Investments:
       Debt securities available for sale, at market value                   $   78,458,886          77,626,804
       Preferred stocks, at market                                                2,919,919           3,694,910
       Short-term investments                                                     2,701,202           4,413,700
                                                                             --------------         -----------

                     Total investments                                           84,080,007          85,735,414

Cash and cash equivalents                                                         2,961,342           2,336,140
Premiums and reinsurance balances receivable                                      2,637,370           3,095,948
Accrued investment income receivable                                                906,193             905,699
Other receivables                                                                   300,000             300,000
Reinsurance recoverable on unpaid losses                                          3,518,940           3,556,940
Prepaid reinsurance premiums                                                        662,153             705,870
Deferred acquisition costs                                                        1,403,733           1,673,291
Deferred federal income taxes                                                     2,422,225           1,813,631
Federal income taxes recoverable                                                  1,404,775           1,199,775
Fixed assets, net of accumulated depreciation                                     1,775,619           1,654,401
Other assets                                                                      1,051,554           1,068,272
                                                                             --------------         -----------

                     Total assets                                            $  103,123,911         104,045,381
                                                                             --------------         -----------
                                                                             --------------         -----------

                                Liabilities and Stockholders' Equity
                                ------------------------------------
Loss and loss adjustment expense reserves                                    $   57,795,115          56,570,332
Unearned premium reserves                                                         8,566,705           8,800,175
Senior subordinated notes payable                                                10,000,000          10,000,000
Ceded reinsurance payable                                                           256,582             254,657
Accounts payable and accrued expenses                                             1,934,704           2,015,347
                                                                             --------------         -----------

                     Total liabilities                                           78,553,106          77,640,511
                                                                             --------------         -----------

Minority interest                                                                     2,868               3,634

Stockholders' equity:
    Cumulative preferred stock, issued and outstanding 20,850 shares                    209                 209
    Common stock, issued and outstanding 6,164.07 shares                                 62                  62
    Gross paid-in and contributed capital                                         3,474,872           3,474,872
    Unrealized gains on marketable securities, net of federal income taxes          313,869           1,270,614
    Retained earnings                                                            20,778,925          21,655,479
                                                                             --------------         -----------

                     Total stockholders' equity                                  24,567,937          26,401,236
                                                                             --------------         -----------

                     Total liabilities and stockholders' equity              $  103,123,911         104,045,381
                                                                             --------------         -----------
                                                                             --------------         -----------



See accompanying notes to condensed consolidated financial statements.

                         FIRST MERCURY FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                 -----------------------------------
                                                                       1996                1995
                                                                       ----                ----
Net earned premiums                                              $    7,895,647           6,887,725

Net investment income                                                 1,395,713           1,329,267
Realized gains (losses) on the sale of investments                      152,691            (387,890)
Miscellaneous income                                                     16,255              29,182
                                                                 ---------------     ---------------

    Total revenues and other income                                   9,460,306           7,858,284
                                                                 ---------------     ---------------

Losses and loss adjustment expenses, net                              7,507,634           5,278,196
Amortization of deferred acquisition expenses                         1,817,273           1,327,573
Other underwriting expenses                                             959,071           1,112,501
Interest expense                                                        298,607             295,637
                                                                 ---------------     ---------------

    Total expenses                                                   10,582,585           8,013,907
                                                                 ---------------     ---------------

    Loss before federal income taxes                                 (1,122,279)           (155,623)

Federal income tax benefit                                             (245,725)           (165,000)
                                                                 ---------------     ---------------

    Net income (loss)                                            $     (876,554)              9,377
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

Per-share earnings (loss)                                        $      (142.20)               1.52
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


See accompanying notes to condensed consolidated financial statements.

                         FIRST MERCURY FINANCIAL CORPORATION
              Condensed Consolidated Statements of Stockholders' Equity
                                     (Unaudited)


                                                                                      Net Unrealized
                                                                      Gross Paid-in   Gains (Losses),
                                             Preferred      Common   and Contributed  Net of Federal    Retained
                                               Stock        Stock       Capital        Income Taxes     Earnings        Total
                                               -----        -----       -------        ------------     --------        -----
Balance at December 31, 1994                 $    209         62        3,437,372       (1,752,247)     22,051,234     23,736,630

Net income                                          -          -                -                -           9,377          9,377
Change in market values of
    marketable investment securities
    net of federal income taxes                     -          -                -        1,555,122               -      1,555,122
                                             --------         --        ---------         ---------     -----------    -----------

Balance at March 31, 1995                    $    209         62        3,437,372         (197,125)     22,060,611     25,301,129
                                             --------         --        ---------       -----------     -----------    -----------
                                             --------         --        ---------       -----------     -----------    -----------


Balance at December 31, 1995                 $    209         62        3,474,872        1,270,614      21,655,479     26,401,236

Net loss                                            -          -                -                -        (876,554)      (876,554)
Change in market values of
    marketable investment securities
    net of federal income taxes                     -          -                -         (956,745)              -       (956,745)
                                             --------         --        ---------       -----------     -----------    -----------

Balance at March 31, 1996                    $    209         62        3,474,872          313,869      20,778,925     24,567,937
                                             --------         --        ---------       -----------     -----------    -----------
                                             --------         --        ---------       -----------     -----------    -----------




See accompanying notes to condensed consolidated financial statements.

                         FIRST MERCURY FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                      -----------------------------------
                                                                              1996                1995
                                                                              ----                ----
Net cash provided by (used in) operating activities                   $      630,675          (1,048,715)

Cash flows from investing activities:
    Cost of short-term investments acquired                               (7,120,787)        (10,797,961)
    Proceeds from disposals of short-term investments                      8,833,284          21,608,984
    Cost of debt securities acquired                                      (9,832,281)        (22,993,553)
    Proceeds from maturities of debt securities                            1,116,267           2,121,087
    Proceeds from debt securities sold                                     6,742,422          11,421,827
    Cost of equity securities acquired                                      (395,411)             -
    Proceeds from equity securities sold                                   1,090,211              -
    Other, net                                                              (164,178)            (11,766)
                                                                      ---------------        ------------

                     Net cash provided by investing activities               269,527           1,348,618
                                                                      ---------------        ------------

    Interest payments on senior subordinated notes                          (275,000)           (186,389)
                                                                      ---------------        ------------

Net increase in cash and cash equivalents                                    625,202             113,514

Cash and cash equivalents at beginning of period                           2,336,140           2,290,376
                                                                      ---------------        ------------

Cash and cash equivalents at end of period                            $    2,961,342           2,403,890
                                                                      ---------------        ------------
                                                                      ---------------        ------------


See accompanying notes to condensed consolidated financial statements.

                         FIRST MERCURY FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements of First Mercury Financial Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the December 31, 1995 annual report on Form 10-K.

    The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2. Per share earnings are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     First Mercury Financial Corporation ("Mercury") is an insurance holding company incorporated in Delaware in December 1993 and engaged, through its subsidiaries, in the underwriting of specialty commercial lines and non-standard automobile insurance for individuals. Mercury's subsidiaries are First Mercury Syndicate, Inc. (the "Syndicate"), an insurance syndicate member of the Illinois Insurance Exchange ("IIE") and All Nation Insurance Company ("All Nation") and its wholly owned subsidiary, National Family Insurance Corporation ("National Family"), both Minnesota property and casualty insurance companies. Mercury and its subsidiaries are referred to herein as the "Company."

     National Family has been in rehabilitation under the supervision of the Minnesota Commissioner of Commerce and the Ramsey County District Court in Minnesota since 1966. Under generally accepted accounting principles, because All Nation currently lacks voting control over National Family, the financial statements of National Family are not consolidated with the financial statements of the Company.

RESULTS OF OPERATIONS

     The following table reflects revenues of the Company for the three month periods ended March 31, 1996 and 1995:


                                                                          Quarter ended March 31,
                                                          ------------------------------------------------------
                                                                   1996                           1995
                                                          ---------------------------  -------------------------
                                                           Amount        Percent        Amount           Percent
                                                          ----------  ---------------  ------------  -----------
                                                                         (Dollars in thousands)
NET PREMIUMS EARNED:
Specialty commercial lines:
   Security, fire and alarm...........................    $ 2,098           26.6%       $ 1,956           28.4%
   Police.............................................        292            3.7            785           11.4
   Public officials...................................        186            2.4            280            4.0
   Other..............................................        307            3.9            267            3.9
Non-standard automobile lines:
   Agency personal auto liability.....................      3,567           45.2          2,661           38.6
   Direct auto physical
   liability..........................................        212            2.7            115            1.7
   Agency personal auto physical damage...............      1,083           13.7            765           11.1
   Direct auto physical
   damage.............................................        151            1.8             59            0.9
                                                          -------          -----        -------          -----
Total net premiums earned.............................    $ 7,896          100.0%       $ 6,888          100.0%
                                                          -------          -----        -------          -----
                                                          -------          -----        -------          -----


NET PREMIUMS EARNED

    Net premiums earned for the three months ended March 31, 1996 increased 14.6% to $7.9 million from $6.9 million for the year earlier period. The Company's specialty commercial lines, security, fire, alarm, police, public official and miscellaneous commercial coverages, experienced a decline in net premiums earned of 12.3% to $2.9 million for the three months ended March 31, 1996 as compared to $3.3 million for the three months ended March 31, 1995. Net premiums earned for security, fire and alarm coverages increased 7.3% to $2.1 million for the first quarter of 1996 versus $2.0 million for the first quarter of 1995. The increase resulted from increased policy counts for these coverages. During the first quarter of 1996, the Company decided to non-renew a substantial amount of the police business, resulting in a 55.1% decrease in net premiums earned for police and public official coverages (often provided in tandem) for the three months ended March 31, 1996 in comparison to the three months ended March 31, 1995. The Company is currently considering offering new coverages ancillary to its security, fire and alarm business to replace revenue lost on the police program. Net premiums earned for private passenger non-standard automobile coverages increased 39.3% in the first quarter of 1996 to $5.0 million from $3.6
million for the three months ended March 31, 1995.   The increase resulted
primarily from the Company's commutation of a 17.5 percent quota share reinsurance agreement with Prime Syndicate, Inc. covering the non-standard automobile lines on September 30, 1995. The Company retained approximately $877,000 additional net premiums earned during the first quarter of 1996 because of the commutation. In addition, the Company experienced increased policy counts in the first quarter of 1996 and implemented rate increases in March 1996 in all states the Company provides non-standard automobile coverages.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

    Net investment income increased approximately $66,000 to $1.4 million for the three months ended March 31, 1996 as compared to $1.3 million for the three months ended March 31, 1995. The increase resulted from an increase in the Company's average invested assets. The pre-tax yield on average invested assets declined slightly to 6.4% for the quarter ended March 31, 1996 as compared to 6.5% for the year earlier period.

    For the three months ended March 31, 1996, the Company realized a net gain on the sale of investments of $153,000 versus a $388,000 net loss for the same period in the prior year. The net loss on the sale of investments during 1995 primarily resulted from the Company's decision to reduce its investments in tax-exempt securities in the first quarter of 1995.

    At March 31, 1996, the unrealized gain on investments available for sale, net of tax, was $0.3 million in comparison to a $1.3 million unrealized gain as of December 31, 1995. The market value of the Company's portfolio has been adversely affected by the increase in interest rates during the first quarter of 1996.



LOSS AND LOSS ADJUSTMENT EXPENSES

    Loss and loss adjustment expenses incurred increased 42.2% to $7.5 million for the quarter ended March 31, 1996 from $5.3 million for the year earlier period. The loss and loss adjustment expense ratio for private passenger automobile coverages increased to 103.3% for the three months ended March 31, 1996 as compared to 81.1% for the three months ended March 31, 1995. This increase resulted from several factors. During 1995, the Company experienced declining rates due to competitive pressures in the non-standard automobile business placed through independent agents. In addition, the Company has experienced escalating loss frequency since the fourth quarter of 1995. In an effort to reduce the loss ratio, the Company has implemented rate increases in all states during the first quarter. The Company also has experienced highly unfavorable loss development in the startup of its direct marketing program for non-standard automobile coverages. Due to software development problems, the Company has been unable to utilize the computer system anticipated to be used in the direct marketing program, which has made monitoring of losses related to this program difficult. The Company recently purchased a new software package to process its direct marketing program and will not resume related advertising until the system is functional. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased to 76.7% for the three months ended March 31, 1996 versus 71.7% for the comparable period in the preceding year. The 1995 loss ratio reflects a release of reserve redundancies approximating $200,000. There were no reserve redundancy releases in the first quarter of 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES, INTEREST EXPENSE AND MISCELLANEOUS INCOME (EXPENSE)

    Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the first quarter of 1996, acquisition costs and other underwriting expenses increased approximately $336,000 to $ 2.8 million for the three months ended March 31, 1996 as compared to $2.4 million for the same period in the preceding year.
The Company's underwriting expense ratio increased to 36.0% for the quarter ended March 31, 1996 in comparison to 34.7% for the quarter ended March 31, 1995. The increase in the expense ratio principally occurred due to a $225,000 writedown of deferred acquisition costs resulting from the loss ratios on the Company's non-standard automobile business.

FEDERAL INCOME TAXES

    The 1996 effective tax benefit of 21.9% has declined from the 1995 effective tax benefit of 106% primarily due to a shift in the Company's investment portfolio from tax-exempt to taxable securities in the first quarter of 1995. The Company has substantially eliminated deductions for tax-exempt interest since the first quarter of 1995, resulting in an effective tax rate closer to the federal tax rate of 34%.

NET INCOME (LOSS)

    The Company realized a net loss of $877,000 for the three months ended March 31, 1996 as compared to net income of $9,000 for the three months ended March 31, 1995. The decline in profitability in 1996 resulted primarily from increased losses in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Mercury is a holding company whose principal assets are its investment in the capital stock of the Syndicate and All Nation. Mercury is dependent upon the receipt of dividends from the Syndicate and All Nation to fund any necessary cash requirements, including debt service requirements. The Syndicate and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. The Syndicate's board of directors has authorized dividend payments from the Syndicate to Mercury of up to $2.0 million during 1996. The Company believes this amount is more than sufficient to meet Mercury's cash flow requirements.

    The Company's subsidiaries' primary sources of cash are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses, other operating expenses and interest expense. The Company's insurance operations generated positive cash flow from operations of $631,000 during the three months ended March 31, 1996 as compared to cash utilized in operations of $1.0 million in the first quarter of 1995. The increased cash flow resulted from a decline in loss payments at the Syndicate in the first quarter of 1996 as compared to the first quarter of 1995.

    At March 31, 1996, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $5.7 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

    As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of March 31, 1996 was approximately three years.

                         FIRST MERCURY FINANCIAL CORPORATION

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company's subsidiaries are subject to routine legal proceedings in connection with their property and casualty insurance business. Neither Mercury nor any of its subsidiaries are involved in any pending or threatened legal proceedings which reasonably could be expected to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the first quarter of 1996.

ITEM 5.  OTHER INFORMATION

On April 30, 1996, an agreement was entered into between Mercury, All Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of the independent agent contracts to Deerbrook and the ceding of associated premium to Allstate on the agency non-standard automobile business of All Nation. The agreement is effective May 1, 1996.

The stated price for the independent agent contracts, associated premium, non-compete clause and financial guarantees is $4.8 million. The final settlement is expected to be paid in cash over a period of 24 months. Under the agreement, All Nation will continue to write agency non-standard automobile coverages and cede 100% of the written business to Allstate under a quota share reinsurance agreement for a period of up to two years. In addition, All Nation will provide underwriting, claims and administrative services for the ceded business on a percentage of premium basis for an initial period of up to two years. With regards to the agency non-standard automobile business written prior to May 1, 1996, All Nation will retain all existing assets and liabilities and will run off the loss and loss adjustment expense reserves remaining as of April 30, 1996. The agreements do not pertain to All Nation's direct response non-standard automobile business and All Nation plans to continue its expansion of this product.

As a result of the above described transaction, Mercury expects a decline in future premiums earned of approximately $11 million in 1996 ($18 million per annum thereafter).

Effective in March 1996, Richard H. Smith has been appointed President of All Nation Insurance Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    10.18 Quota Share Reinsurance Contract effective May 1, 1996 between Allstate Insurance Company and All Nation.

    10.19 Service Agreement effective May 1, 1996 between All Nation, Mercury, Allstate and Deerbrook.

B. REPORTS ON FORM 8-K

    No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1996.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST MERCURY FINANCIAL CORPORATION





Date:  May 10, 1996                    By:  /s/    William S. Weaver
                                            ------------------------------
                                            William S. Weaver
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and duly authorized to sign on
                                            behalf of the Registrant)

EXHIBIT 10.18

                           QUOTA SHARE REINSURANCE CONTRACT
                                Effective: May 1, 1996

                                      issued to

                             ALL NATION INSURANCE COMPANY
                                 ST. PAUL, MINNESOTA
                      (HEREINAFTER REFERRED TO AS THE "COMPANY")

                                          by

                              ALLSTATE INSURANCE COMPANY
                                 NORTHBROOK, ILLINOIS
                     (HEREINAFTER REFERRED TO AS THE "REINSURER")



Whereas, Company and Reinsurer anticipate that Reinsurer's wholly-owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), ultimately will assume the business reinsured hereunder on a direct-written basis subject to becoming licensed to write business in the states in which such business is written.

And whereas, Company, Deerbrook, Reinsurer and Company's 99.8% shareholder, First Mercury Financial Corporation ("FMFC") have entered into a certain services agreement pursuant to which, among other things, Company will provide certain services relating to the business reinsured hereunder and agree to certain restrictions on its ability to do business subject to the terms and conditions therein ("Services Agreement").

Now, therefore, in consideration of the mutual agreements set forth in this Contract and the payment of fees as provided for, the parties agree as follows:


ARTICLE I -- CLASSES OF BUSINESS REINSURED

A. By this Contract the Company obligates itself to cede to the Reinsurer and the Reinsurer obligates itself to accept quota share reinsurance of the Company's net liability under policies, contracts and binders of insurance or reinsurance (hereinafter called "policies") issued or renewed on or after the effective date hereof, and classified by the Company as:

         Agent Produced Non-Standard Private Passenger Automobile Liability including bodily injury liability, property damage liability, uninsured motorist coverage, underinsured motorist coverage, no-fault coverage and medical payments coverage.

         Agent Produced Non-Standard Private Passenger Automobile Physical Damage including comprehensive coverage and collision coverage but excluding Mobilehome Risks.

B. It is understood that the classes of business reinsured under this Contract are deemed to include coverages required for non-resident drivers under the motor vehicle financial responsibility law or the motor vehicle compulsory insurance law or any similar law of any state or province, following the provisions of the Company's policies when they include or are deemed to include so-called "Out of State Insurance" provisions.

C. The liability of the Reinsurer with respect to each cession hereunder shall commence obligatorily and simultaneously with that of the Company, subject to the terms, conditions and limitations hereinafter set forth.

D. The Company shall have no responsibility under the policies except as provided in the Services Agreement.


ARTICLE II -- COMMENCEMENT AND TERMINATION

A. Subject to any required regulatory approvals this Contract shall become effective on May 1, 1996 with respect to losses under policies allocated to underwriting years commencing on or after that date, and shall continue in force thereafter until terminated in accordance with paragraph C. Termination shall not affect any net liability previously ceded.

B. The Company shall obtain, and the Reinsurer shall cooperate in obtaining, any regulatory approvals required for this Contract.

C.  This Contract may be terminated by the mutual consent of the parties.


ARTICLE III -- TERRITORY

    This Contract shall only apply to policies issued to insureds domiciled within the United States of America, its territories and possessions; but this limitation shall not apply to losses if the Company's policies provide coverage outside the aforesaid territorial limits.


ARTICLE IV -- EXCLUSIONS

A.  This Contract does not apply to and specifically excludes the following:

    1.   All classifications of business not specifically stated in Article I.

    2.   All excess of loss reinsurance assumed by the Company.

    3. Reinsurance assumed by the Company under obligatory reinsurance agreements, except general agency reinsurance where the policies involved are to be reunderwritten in accordance with the underwriting standards of the Company and reissued as Company policies at the next anniversary or expiration date.

    4.   Financial guarantee and insolvency.

    5. Third party liability business written by the Company on a co-indemnity basis where the Company is not the controlling carrier.

    6. Nuclear risks as defined in the "Nuclear Incident Exclusion Clause - Physical Damage - Reinsurance" and the "Nuclear Incident Exclusion Clause - Liability - Reinsurance" attached to and forming part of this Contract.

    7. All liability of the Company arising by contract, operation of law, or otherwise, from its participation or membership, whether voluntary or involuntary, in any insolvency fund. "Insolvency fund" includes any guaranty fund, insolvency fund, plan, pool, association, fund or other arrangement, however denominated, established or governed, which provides for any assessment of or payment or assumption by the Company of part or all of any claim, debt, charge, fee or other obligation of an insurer, or its successors or assigns, which is otherwise deemed unable to meet any claim, debt, charge, fee or other obligation in whole or in part; provided, however, this exclusion shall not apply after September 1, 1997.

    8. Private Passenger Automobile Liability with respect to any vehicle used principally as:

         a. A taxicab, public or livery conveyance or bus, it being understood that this exclusion does not apply to school or church buses;

         b.   An ambulance, fire department or law enforcement vehicle;

         c.   A racing or exhibition vehicle;

    9. Extra Contractual Obligations and Excess of Policy Limits, except to the extent the Company no longer has responsibility for services under the Services Agreement.

B. Notwithstanding the foregoing, any reinsurance falling within the scope of one or more of the exclusions set forth in subparagraph 8 of paragraph A that is specially accepted by the Reinsurer from the Company shall be covered under this Contract and be subject to the terms hereof, except as such terms shall be modified by the special acceptance. Furthermore, any exclusion set forth in subparagraph 8 of paragraph A shall be waived automatically when, in the opinion of the Company, the exposure excluded therein is incidental to the principal exposure on the risk in question.

C. If the Company is bound, without the knowledge and contrary to the instructions of the

    Company's supervisory underwriting personnel, on any business falling within the scope of one or more of the exclusions set forth in subparagraph 8 of paragraph A, the exclusion shall be suspended with respect to such business until 30 days after an underwriting supervisor of the Company acquires knowledge thereof.

D. If the Company is required to accept a risk which conflicts with one or more of the exclusions set forth in subparagraph 8 of paragraph A, reinsurance shall apply, but in no event shall the Reinsurer's liability exceed the limit set forth in Article V.


ARTICLE V -- RETENTION AND LIMIT

A. The Company shall cede to the Reinsurer and the Reinsurer agrees to accept 100% of the Company's net liability for the classes of business set forth in Article I.

B. Notwithstanding the provisions set forth in paragraph A above, the Reinsurer's maximum liability from any one risk shall not exceed $300,000.

C. Notwithstanding the provisions of paragraphs A and B above, it is further agreed:

    1. For the underwriting year May 1, 1996 through December 31, 1996, the Company shall retain 85% of the incurred losses for its own account above a loss ratio of 70%.

    2. For the purposes of including IBNR in the calculation for subparagraph 1 above, IBNR will be added to incurred losses at a rate of 10% of ceded earned premium at December 31, 1996, dropping to 8% of ceded earned premium at March 31, 1997 and proportionately decreasing quarterly to 0% by March 31, 1998.

    3. The final adjustment will take place as of December 31, 1998. The Company and the Reinsurer shall mutually agree on any remaining reserves for pending claims based upon acceptable actuarial practices. If the Company and the Reinsurer are unable to agree on the remaining reserves, they shall jointly appoint a mutually acceptable actuary to make such determination. The Company shall pay to the Reinsurer any amount so determined promptly after its determination.

    If the Company is unable to provide an accounting on a "underwriting year basis", the parties shall agree on a comparable method of accounting within 30 days of the date of this Contract.


ARTICLE VI -- ASSIGNMENTS

A. The provisions of Article V shall apply to risks assigned to the Company under any Assigned Risk Plan if, in the opinion of the Company, such risks were assigned to the Company because of the business written and reinsured hereunder.

B. In the event this Contract is terminated, the provisions of this Article shall continue to apply for as long as the Company is required to accept assignments and/or assessments because of the business reinsured hereunder.


ARTICLE VII -- OTHER REINSURANCE

    The Company shall be permitted to carry excess property catastrophe reinsurance, recoveries under which shall inure solely to the benefit of the Company and be entirely disregarded in applying all of the provisions of this Contract.


ARTICLE VIII -- CLAIMS AND LOSS ADJUSTMENT EXPENSE

A. Losses shall be reported by the Company in summary form as hereinafter provided, but the Company shall notify the Reinsurer promptly (1) when a specific case involves unusual circumstances or large loss possibilities, and (2) when the Company establishes a reserve for an indemnity loss in excess of $25,000. Further, the Company shall notify the Reinsurer promptly whenever a claim involves a fatality, amputation, spinal cord damage, brain damage, blindness, extensive burns or multiple fractures, regardless of liability. The Reinsurer shall have the right to participate, at its own expense, in the defense or control of any claim or suit or proceeding involving the reinsurance.

B. All loss settlements made by the Company, whether under strict policy conditions or by way of compromise, shall be binding upon the Reinsurer, and the Reinsurer agrees to pay or allow, as the case may be, its proportion of each such settlement in accordance with Article XII.

C. In the event of a claim under a policy subject hereto, the Reinsurer shall be liable for its proportionate share of loss adjustment expense incurred by the Company in connection therewith (including litigation expenses and interest on judgements, but not including office expenses or salaries of the Company's regular employees), and shall be credited with its proportionate share of any recoveries of such expense.

D. It is understood that in all references throughout this Contract, the employees of affiliated companies shall not be considered the Company's regular employees.


ARTICLE IX -- SALVAGE AND SUBROGATION

    The Reinsurer shall be credited with its proportionate share of salvage (i.e., reimbursement obtained or recovery made by the Company, less the actual cost, excluding salaries of officials and employees of the Company and sums paid to attorneys as retainer, of obtaining such reimbursement or making such recovery) on account of claims and settlements involving reinsurance hereunder. The Company hereby agrees to enforce its rights to salvage or subrogation relating to any loss, a part of which loss was sustained by the Reinsurer, and to prosecute all claims arising out of such rights.


ARTICLE X -- ORIGINAL CONDITIONS

A. All reinsurance under this Contract shall be subject to the same rates, terms, conditions and waivers, and to the same modifications and alterations as the respective policies of the Company. However, in no event shall this be construed in any way to provide coverage outside the terms and conditions set forth in this Contract. The Reinsurer shall be credited with its exact proportion of the original premiums received by the Company, prior to disbursement of any dividends, but after deduction of premiums, if any, ceded by the Company for inuring reinsurance.

B. Nothing herein shall in any manner create any obligations or establish any rights against the Reinsurer in favor of any third party or any persons not parties to this Contract.


ARTICLE XI -- PREMIUM AND COMMISSION

A. The premium due the Reinsurer on the amount of liability attaching hereunder shall be the gross net original premium included in the original policies for limits attaching hereunder.

B. The Reinsurer shall allow the Company a 15% commission on all premiums ceded to the Reinsurer hereunder. The Company shall allow the Reinsurer return commission on return premiums at the same rate.

C. In addition to the commission stated in paragraph B above, the Reinsurer will allow the Company a 7% fronting fee on all premiums ceded to the Reinsurer hereunder. The fronting fees paid to the Company will not be less than $1.10 million, nor more than $1.15 million over the life of this reinsurance contract. In the event that the sum of payments and credits to the Company under Article XII has not reached $1.10 million by November 1, 1997, the Reinsurance shall pay to the Company an amount equal to the difference of such sum and $1.10 million.

D. For the purposes of this Contract, the term "gross net original premium" shall mean the gross original premium less returned premium for cancellations and reductions and premium ceded for inuring reinsurance.

E. Notwithstanding the provisions of paragraphs A through D above, the Company and Reinsurer may mutually agree from time to time to stop ceding premium and losses from any one or several territories covered by this Contract at any time. However, any such agreement between the Company and Reinsurer will not affect the remainder of this Contract as it applies to premiums and losses ceded from the remaining territories subject to this Contract nor the minimum fronting fee due hereunder.

F. Paragraphs B, C and E above describe the only commissions and/or fees payable by the

    Reinsurer to the Company under this Contract. However, other commissions or fees are payable by Deerbrook to the Company as provided in the Service Agreement.

ARTICLE XII -- REPORTS AND REMITTANCES

A. On a weekly basis, the Reinsurer will sweep funds from the Company's Prime Money Market Account with respect to the policies. Those funds represent the excess of premium over agent commissions, paid losses and any minimum account balances with respect to the policies. If future premium receipts are insufficient to cover loss payments with respect to the policies, the Reinsurer will fund the loss account (return premium), provided that the Reinsurer is liable for those losses, as described in this Contract.

B. Within 30 days after the end of each quarter, the Company shall report on a bordereau basis the following underwriting results to the Reinsurer with respect to the policies for the latest quarter and latest YTD period:
    Ceded Net Written Premium
    Ceded Net Earned Premium
    Unearned Premium Balance
    Incurred Losses and Allocated Loss Adjustment Expenses
    Paid Losses and Allocated Loss Adjustment Expenses
    Outstanding Loss and Allocated Loss Adjustment Reserves
    Agent Commissions Earned
    Fronting Fees Earned
    Any Applicable Credits from the Company for 1996 Excess Losses (but not before 8 months of development)
    Premium Taxes

C. Any remaining balances due to either party will be paid within 30 days of the quarter end report.


D. Annually, the Company shall furnish the Reinsurer with such information as the Reinsurer may require to complete its Annual Convention Statement.


ARTICLE XIII -- OFFSET

    The Company and the Reinsurer shall have the right to offset any balance or amounts due from one party to the other party under the terms of this Contract. The party asserting the right of offset may exercise such right any time whether the balances due are on account of premiums or losses or otherwise.


ARTICLE XIV -- ACCESS TO RECORDS

    The Reinsurer or its designated representatives shall have access at any reasonable time to all records of the Company which pertain in any way to this reinsurance.

ARTICLE XV -- ERRORS AND OMISSIONS

    Inadvertent delays, errors or omissions made in connection with this Contract or any transaction hereunder shall not relieve either party from any liability which would have attached had such delay, error or omission not occurred, provided always that such error or omission is rectified as soon as possible after discovery.


ARTICLE XVI -- TAXES

A. In consideration of the terms under which this Contract is issued, the Company will not claim a deduction in respect of the premium hereon when making tax returns, other than income or profits tax returns, to any state or territory of the United States of America or the District of Columbia.

B. Notwithstanding the provisions of paragraph A above, the Reinsurer agrees to pay premium tax on the premium ceded in an amount not to exceed 2.5% of the premiums ceded. Any amount in excess of 2.5% of the ceded premiums shall be the responsibility of the Company.


ARTICLE XVII -- CURRENCY

    All of the provisions of this Contract involving dollar amounts are expressed in terms of United States dollars. Therefore, all statistics must be reported in United States dollars, and all payments must be made in United States dollars. Amounts paid or received by the Company in other currencies shall be converted into United States dollars at the rate of exchange prevailing on the date at which such transactions are converted on the books of the Company.


ARTICLE XVIII -- DEFINITIONS

A. POLICIES. The term "policies" when used herein shall mean all binders, policies, contracts, and other obligations of insurance issued by the Company.

B. NET LOSS. "Net loss" shall mean the actual loss or losses sustained by the Company as defined in the original policy, excluding loss adjustment expenses, after deduction of salvage and recoveries.

C. LOSS ADJUSTMENT EXPENSE. "Loss adjustment expense" shall mean expenses incurred by the Company in the adjustment and defense of a claim, other than office expenses of the Company and salaries of its regular employees, less any recoveries of such expenses, and shall include litigation expenses and interest on judgements, if any.

D.  RISK.  The Company shall be the sole judge of what constitutes one risk.

E. OCCURRENCE. "Occurrence" as used herein shall mean each accident or occurrence or series of accidents or occurrences arising out of one event.

F. EXTRA-CONTRACTUAL OBLIGATIONS. "Extra-contractual obligations" are defined as those liabilities not covered under any other provision of this Contract and which arise from the handling of any claim on business covered hereunder, such liabilities arising because of, but not limited to, the following: failure by the Company to settle within the policy limit, or by reason of alleged or actual negligence or bad faith in rejecting an offer of settlement or in the preparation of the defense or in the trial of any action against its insured or reinsured or in the preparation or prosecution of an appeal consequent upon such action.

    The date on which an extra-contractual obligation is incurred by the Company shall be deemed, in all circumstances to be the date of the original accident, casualty, disaster or loss occurrence.

G. NET LIABILITY. "Net liability" shall mean the amount of insurance that the Company keeps for its own account before application of this contract subject then to the exclusions, limits and other terms stated in this contract.

H. "UNDERWRITING YEAR" as used herein shall mean the period from May 1, 1996 through December 31, 1996. All premiums and losses from policies allocated to an underwriting year shall be credited or charged, respectively, to such underwriting year, regardless of the date said premiums earn or such losses occur, it being understood that a policy will be allocated to the underwriting year which is in effect as of:

    1.   As respects all new policies, the effective date of such policies;

    2.   As respects renewals of policies, the renewal date of such policies.

    Such policies shall remain in the same underwriting year, as originally allocated, until the next renewal date, at which time such policies shall be reallocated to the underwriting year in effect as of such date as provided in subparagraph 2 above.

I. "LOSS RATIO" shall mean earned premium for the period divided into incurred losses for the period.

J. "EARNED PREMIUM" shall mean premium written during the period plus unearned premium at the beginning of the period less unearned premium at the end of the period.

K. "INCURRED LOSSES" shall mean actual paid loss plus actual paid loss adjustment expense plus case loss reserves plus loss adjustment expenses reserved during the period plus reserves for losses and loss adjustment expenses incurred but not reported (IBNR) during the period.

ARTICLE XIX -- UNAUTHORIZED REINSURERS

A. If the Reinsurer is unauthorized in any state of the United States of America or the District of Columbia, the Reinsurer agrees to fund its share of the Company's ceded unearned premium and outstanding loss and loss adjustment expense reserves (including incurred but not reported loss reserves) by:

    1. Clean, irrevocable and unconditional letters of credit issued and confirmed, if confirmation is required by the insurance regulatory authorities involved, by a bank or banks meeting the NAIC Securities Valuation Office credit standards for issuers of letters of credit and acceptable to said insurance regulatory authorities; and/or

    2.   Escrow accounts for the benefit of the Company; and/or

    3.   Cash advances;

    if, without such funding, a penalty would accrue to the Company on any financial statement it is required to file with the insurance regulatory authorities involved. The Reinsurer, at its sole option, may fund in other than cash if its method and form of funding are acceptable to the insurance regulatory authorities involved.

B. With regard to funding in whole or in part by letters of credit, it is agreed that each letter of credit will be in a form acceptable to insurance regulatory authorities involved, will be issued for a term of at least one year and will include an "evergreen clause," which automatically extends the term for at least one additional year at each expiration date unless written notice of non-renewal is given to the Company not less than 30 days prior to said expiration date. The Company and the Reinsurer further agree, notwithstanding anything to the contrary in this Contract, that said letters of credit may be drawn upon by the Company or its successors in interest at any time, without diminution because of the insolvency of the Company or the Reinsurer, but only for one or more of the following purposes:

    1. To reimburse itself for the Reinsurer's share of unearned premiums returned to insureds on account of policy cancellations, unless paid in cash by the Reinsurer;

    2. To reimburse itself for the Reinsurer's share of losses and/or loss adjustment expense paid under the terms of policies reinsured hereunder, unless paid in cash by the Reinsurer;

    3. To reimburse itself for the Reinsurer's share of any other amounts claimed to be due hereunder, unless paid in cash by the Reinsurer;

    4. To fund a cash account in an amount equal to the Reinsurer's share of any ceded unearned premium and/or outstanding loss and loss adjustment expense reserves (including incurred but not reported loss reserves) funded by means of a letter of credit which is under non-renewal notice, if said letter of credit has not been renewed or replaced by the Reinsurer 10 days prior to its expiration date;

    5. To refund to the Reinsurer any sum in excess of the actual amount required to fund the Reinsurer's share of the Company's ceded unearned premium and/or outstanding loss and loss adjustment expense reserves (including incurred but not reported loss reserves), if so requested by the Reinsurer.

    In the event the amount drawn by the Company on any letter of credit is in excess of the actual amount required for B(1), B(2) or B(4), or in the case of B(3), the actual amount determined to be due, the Company shall promptly return to the Reinsurer the excess amount so drawn.


ARTICLE XX -- INSOLVENCY

A. In the event of the insolvency of the Company, this reinsurance shall be payable directly to the Company or to its liquidator, receiver, conservator or statutory successor immediately upon demand, with reasonable provision for verification, on the basis of the liability of the Company without diminution because of the insolvency of the Company or because the liquidator, receiver, conservator or statutory successor of the Company has failed to pay all or a portion of any claim. It is agreed, however, that the liquidator, receiver, conservator or statutory successor of the Company shall give written notice to the Reinsurer of the pendency of a claim against the Company indicating the policy or bond reinsured which claim would involve a possible liability on the part of the Reinsurer within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership, and that during the pendency of such claim, the Reinsurer may investigate such claim and interpose, at its own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses that it may deem available to the Company or its liquidator, receiver, conservator or statutory successor. The expense thus incurred by the Reinsurer shall be chargeable, subject to the approval of the Court, against the Company as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer.

B. Where two or more reinsurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of this Contract as though such expense had been incurred by the Company.

C. It is further understood and agreed that, in the event of the insolvency of the Company, the reinsurance under this Contract shall be payable directly by the Reinsurer to the Company or to its liquidator, receiver, conservator or statutory successor, except (1) where this Contract specifically provides another payee of such reinsurance in the event of insolvency of the Company or (2) where the Reinsurer with the consent of the direct insured or insureds has assumed such policy obligations of the Company as direct obligations of the Reinsurer to the payees under such policies and in substitution for the obligations of the Company to such payees.


ARTICLE XXI -- SERVICE OF SUIT

APPLICABLE IF THE REINSURER IS NOT DOMICILED IN THE UNITED STATES OF AMERICA, AND/OR IS NOT AUTHORIZED IN ANY STATE, TERRITORY OR DISTRICT OF THE UNITED STATES WHERE AUTHORIZATION IS REQUIRED BY INSURANCE REGULATORY AUTHORITIES.

A. It is agreed that in the event the Reinsurer fails to pay any amount claimed to be due hereunder, the Reinsurer, at the request of the Company, will submit to the jurisdiction of any court of competent jurisdiction within the United States. Nothing in this Article constitutes or should be understood to constitute a waiver of the Reinsurer's rights to commence an action in any court of competent jurisdiction in the United States, to remove an action to a United States District Court, or to seek a transfer of a case to another court as permitted by the laws of the United States or any state in the United States.

B. Further, pursuant to any statute of any state, territory or district of the United States which makes provision therefor, the Reinsurer hereby designates the Superintendent, Commissioner or Director of Insurance or other officer specified for that purpose in the statute, or his successor or successors in office, as its true and lawful attorney upon whom may be served any lawful process in any action, suit or proceeding instituted by or on behalf of the Company or any beneficiary hereunder arising out of this Contract.


ARTICLE XXII -- ARBITRATION

A. Unless both parties mutually agree to waive arbitration with respect to a particular dispute, the parties to this Contract hereby agree that binding arbitration shall be the sole remedy for any and all dispute(s) arising between them with reference to any transactions, terms or conditions under this Contract including its formation and validity. Arbitration proceedings brought hereunder shall be referred for final determination to the majority decision of a Panel of three disinterested arbitrators. Notice of demand for arbitration shall be made in writing and shall be served via certified or registered mail, return receipt requested, on the Respondent to the Arbitration at the Respondent's current address. The notice requesting arbitration shall identify the contract(s) involved in the dispute, the issues to be resolved in the view of the Petitioner, and the arbitrator selected by the Petitioner. The term "days" as used herein shall mean calendar days.

B. Respondent shall appoint an arbitrator within thirty (30) days of receiving a request by Petitioner in writing and served via certified or registered mail, return receipt requested, to do so. At the same time as the appointment, Respondent shall identify in writing any issues which in its view must be resolved in the arbitration proceeding and which were not identified by the Petitioner. If the Respondent fails to appoint its arbitrator within thirty (30) days of being requested to do so, in writing, by the Petitioner, the Petitioner shall have the right to appoint the second arbitrator. Within thirty (30) days after their appointment, the two arbitrators so chosen shall select a third arbitrator to act as umpire. If the two arbitrators do not agree as to the selection of a third arbitrator within sixty (60) days after their appointment, the third arbitrator shall be selected from a list of six individuals (three named by each arbitrator) by a judge of the federal district court having jurisdiction over the geographical area in which the arbitration is to take place, or if the federal court declines to act, the state court having general jurisdiction in such areas.

    Each arbitrator shall be a disinterested, active or retired official or officer of an insurance or reinsurance company, or an Underwriter at Lloyd's, not under the control or management of either party to this Contract, and shall have experience in the class and type of business subject to this dispute.

C. Within thirty (30) days after notice of appointment of all arbitrators, the Petitioner and Respondent will each submit a statement of position to the Panel.

D. Within sixty (60) days after notice of appointment of all arbitrators, each party shall provide the other with its relevant books, records, and/or other papers not protected from disclosure by either the work/product or attorney/client privilege. Other than the exchange of relevant documents, both parties shall refrain from engaging in any type of discovery including, but not limited to, depositions and interrogatories.

E. Within thirty (30) days following the exchange of documents, the Petitioner and the Respondent shall submit re-hearing briefs to the Panel.

F. Unless some other location is mutually agreeable to the parties, arbitration proceedings shall take place within the municipality wherein the Home Office of the Company is located. Arbitration shall commence as soon as practicable but in no event longer than one hundred and twenty
    (120) days after selection of the third arbitrator with notice thereof to the parties. The specific time and site of arbitration shall be promptly agreed to by the parties, or if no agreement is reached, then determined by the Panel.

G. The Panel shall be relieved from applying the strict rules of evidence and/or procedure and shall make its decision based on the custom and practice of the insurance and reinsurance business with a view toward effecting this Contract in a reasonable manner. Should either party fail to appear at an arbitration and/or fail to furnish the Panel with any subpoenaed papers or information, the Panel is empowered to proceed ex parte. The Panel shall make its award within sixty (60) days following the close of the hearing. The majority decision of the Panel shall be binding upon the parties and shall be reduced to a written award, which may include factual findings, and shall be signed by any two (2) of the three (3) arbitrators, dated and delivered overnight to the parties. The Panel may award pre-judgement and post-judgement interest, but in no case shall the authority of the Panel extend to awarding punitive or exemplary damages. Judgement may be entered upon the award by any court having jurisdiction.

H. Each party shall bear the expense of its own arbitrator, but shall equally share with the other the expense of the third arbitrator. In the event that the two arbitrators are chosen by one party, as above provided, the expense of the arbitrators, the umpire and the arbitration shall be equally divided between Petitioner and Respondent. Unless mutually agreed otherwise, a court reporter transcript shall be taken of the hearing with costs to be divided equally between the parties. The remaining costs of arbitration shall be allocated by the Panel.

I. Arbitration proceeding brought hereunder, any or all provisions contained herein, and arbitration awards entered pursuant to this clause are specifically governed by, subject to and enforceable under the Federal Arbitration Act (Title 9, United States Code, Sections 1-14, as amended).

J. Each party agrees that time is of the essence with respect to all terms and conditions referenced in this Article. All deadlines contained in this Article may be extended by mutual agreement of the parties, and if the Panel has been selected, the Panel's agreement must also be obtained.

K. Each party agrees that any arbitration award entered pursuant to and governed by this clause will not have any precedential or collateral estoppel effect on future arbitrations, proceedings, or controversies, if any, between the parties. Any claim of RES JUDICATA or claim preclusion shall itself be subject to arbitration.

L.  This Article shall survive the termination of this Contract.

In Witness Whereof, the parties hereto by their respective duly authorized representatives have executed this Contract as of the dates undermentioned at:

St. Paul, Minnesota, this 30th day of April 1996.

                             /s/ Richard H. Smith
                             -----------------------------------
                             All Nation Insurance Company


Northbrook, Illinois, this 1st day of May 1996.


                             /s/ E. M. Liddy
                             -----------------------------------
                             Allstate Insurance Company

EXHIBIT 10.19
                                  SERVICES AGREEMENT



This Services Agreement("Agreement") is entered into by and between All Nation Insurance Company located in St. Paul, Minnesota ("ANIC"), First Mercury Financial Corporation located in Southfield, Michigan ("FMFC"), Allstate Insurance Company located in Northbrook, Illinois ("Allstate") and Deerbrook Insurance Company, a wholly owned subsidiary of Allstate ("Deerbrook"). This Agreement is executed this 30th day of April, 1996 and shall be effective on May 1, 1996 subject to any required regulatory approval.

Whereas Deerbrook and ANIC desire to establish a relationship to provide policy processing, claim handling, underwriting, cash processing and customer service support for All Nation agent produced non-standard private passenger automobile insurance policies that are being reinsured pursuant to that certain reinsurance agreement dated April 30, 1996 by and between ANIC and Allstate, for the benefit of Deerbrook ("Reinsurance Agreement").

And whereas Deerbrook and ANIC contemplate that as Deerbrook becomes licensed and assumes direct responsibility for All Nation policies in additional states, the volume of work performed under this Agreement will decrease.

And whereas Deerbrook and ANIC contemplate that as the number of policies in force grows the volume of work to be performed under this Agreement may also increase.

And whereas, all of the parties desire to set forth their agreement for the ultimate assumption by Deerbrook of that portion of ANIC's business covered by the Reinsurance Agreement.

Now, therefore, in consideration of the mutual agreements set forth in this Agreement and the payment of fees as provided for, the parties agree as follows:

1.  GENERAL TERMS OF RETENTION

    This Agreement is a Master Agreement under which Deerbrook shall retain ANIC to provide policy processing, claim handling, underwriting, cash processing and customer service support subject to the terms and conditions set forth in this Agreement. The parties hereto agree to abide by the terms and conditions set forth herein.

2.  SCOPE OF PROJECT

    ANIC agrees to provide Deerbrook with the services described in the Schedule attached hereto. Each Schedule is subject to the terms and conditions of this Agreement, as may from time to time be amended in writing and signed by both parties, and may incorporate such additional terms and conditions as Deerbrook and ANIC may agree upon. In the event of a conflict between the terms and conditions of a Schedule and the provisions of this Agreement, the terms and conditions of this Agreement shall be held to prevail.

3.  AGREEMENT PERIOD AND TERMINATION

    ANIC understands that the primary purpose of this Agreement is to allow Deerbrook to develop and implement a plan to provide for the processing and servicing of private passenger automobile insurance business reinsured under the Reinsurance Agreement. The initial term of this Agreement, therefore, shall be for a period of Twenty-four (24) months from the effective date listed above. At the conclusion of the initial term, the Agreement shall automatically renew on each anniversary date for another twelve (12) month period unless one of the parties gives the other one hundred and eighty (180) days written notice as provided for in this Agreement of their intention not to renew the Agreement. The services to be provided pursuant to this Agreement or all or part of any of the Schedules may also be canceled at an earlier date by mutual agreement of the parties.

    The services provided hereunder shall terminate on a state-by-state basis on the following schedule:

         Iowa                     July 1, 1996
         Minnesota                September 1, 1996
         Utah                     September 1, 1996
         Nebraska                 September 1, 1996
         Oregon                   November 1, 1996
         Idaho                    October 1, 1996
         Montana                  December 1, 1996
         Washington               January 1, 1997
         Wisconsin                December 1, 1996
         South Dakota             January 1, 1997
         North Dakota             February 1, 1997

    By notice given not less that 60 days prior to any state termination date, Deerbrook may accelerate the termination date by one month, and by not less than 30 days prior to any state termination date, Deerbrook may extend the termination date by one month. The parties may mutually agree to other changes to the termination dates.

    On at least 90 days' notice, Deerbrook may terminate the entirety of claims processing service, underwriting reports, Postage/PS&S or processing services or may terminate any such service within one or more states.

    If at any time ANIC has fewer than 3,500 policies (as defined in the Reinsurance Agreement) in force, ANIC many terminate its obligations to provide services hereunder upon 90 days prior written notice to Deerbrook, unless Deerbrook and ANIC agree upon terms and conditions for the continuance of such services on a cost basis.

    Any such termination will not affect Deerbrook's obligation to make payments under Section 7(a) or 7(b) of this Agreement.

    Termination of any services shall not affect the performance standards required of ANIC under this Agreement or any Schedule. If requested, ANIC will transfer Deerbrook's files and information, if any, to Deerbrook.

4.  STATUS

    a) It is agreed that at all times ANIC and its personnel shall not be considered employees of Deerbrook. ANIC will, during the term of this Agreement, maintain at ANIC's expense all necessary insurance for its personnel, including but not limited to worker's compensation, disability, unemployment insurance, fidelity, errors and omissions and general liability insurance. ANIC will provide Deerbrook with certification of insurance upon request.

         It is agreed that at times Allstate or Deerbrook may hire former employees of ANIC. Upon such terminations of employment by ANIC and commencement of employment by Allstate or Deerbrook, such personnel shall no longer be considered employees of ANIC and the provisions of the preceding paragraph shall no longer apply as to such personnel.

    b) ANIC will be responsible for and indemnify, defend and hold Deerbrook harmless from and against any and all liability for employment taxes, worker's compensation, disability, or unemployment compensation insurance, premiums or claims levied upon or attributable to the services rendered by ANIC, and ANIC's personnel, including but not limited to, all state and federal FICA, worker's compensation, disability, unemployment, withholding taxes, premiums and claims.

         Allstate will be responsible for and indemnify, defend and hold ANIC harmless from and against any and all liability for employment taxes, workers' compensation, disability, or unemployment compensation insurance, premiums or claims levied upon or attributable to the services rendered by Allstate or Deerbrook personnel, including but not limited to, all state and FICA, workers' compensation, disability, unemployment, withholding taxes, premiums and claims.

5.  RIGHT TO AUDIT AND COOPERATION WITH REGULATORY AUTHORITIES

    ANIC understands that Deerbrook's business is highly regulated. For that reason ANIC agrees that upon request and at reasonable times, it will allow Deerbrook to audit, with auditors of Deerbrook's choice, the policy processing, claim handling, underwriting, cash processing and customer service business that is being performed on its behalf. ANIC also agrees to cooperate with Deerbrook in complying with all regulatory inquiries, including but not limited to market conduct and financial performance examinations.

6.  PERSONNEL AND STAFFING

    ANIC shall provide all personnel, adjudged necessary by ANIC to perform the Services outlined in each Schedule.

    ANIC agrees that to the extent that the amount of business being processed warrants, Deerbrook with ANIC's consent which shall not be unreasonably withheld may place a reasonable number of employee(s) on premises at ANIC's facility(ies) to assist with the business.

    Allstate will be responsible for and indemnify, defend and hold harmless ANIC and/or any ANIC affiliates for any damages including liability for extra-contractual obligations, claims, and/or causes of action brought by third parties arising out of the acts, errors or omissions of Allstate employees either under the terms of or outside of this Agreement.

7.  PAYMENT AND RATES

    Payment under this Agreement shall be as follows:

    a) Deerbrook shall pay as consideration for the assignment of the agency contracts, the goodwill associated with those relationships and with All Nation, the assumption of the business covered by the Reinsurance Agreement and the associated agreements not to compete the following amounts on the following dates:

             Date                 To FMFC                       To ANIC
         ---------------          --------                      --------
         May 1, 1996              $604,375                      $604,375
         December 31, 1996        $604,375                      $604,375
         May 1, 1997              $604,375                      $604,375
         December 31, 1997        $604,375                      $604,375

    b) The sum of $405,000 for service contract profit will be paid by Deerbrook to ANIC in twenty-four (24) equal monthly installments on the first day of each month beginning May 1, 1996.

    c) Payment for the following services shall be based on a percentage of earned premium in each applicable state.

                   Claim Processing                   7.0%
                   Underwriting Reports               2.0%
                   Postage/PS&S                       1.0%
                   Processing                         6.0%

    d) All payments due May 1, 1996 shall not be paid until the earlier of June 1, 1996 or receipt of any required regulatory approvals.

8.  TRAVEL

    If requested by Deerbrook, ANIC personnel will undertake reasonable travel necessary for execution of project-related tasks outside the scope of their normal job responsibilities. Transportation costs, expenses, and reasonable per diem costs specified before each trip that are within the limits of Deerbrook's then current travel allowance policy for its own employees, shall be paid by Deerbrook after ANIC submits all copies of receipts to Deerbrook.

9.  INVOICING

    ANIC will submit invoices on a monthly basis for all charges for services incurred under Section 7-C- of this Agreement. Deerbrook will pay all invoices within thirty (30) days of receipt. No invoices shall be required for the payments provided in paragraphs 7(a) and 7(b).

10. ASSIGNMENT OF AGENCY APPOINTMENTS

    Effective upon the termination of services with respect to a particular state, as prescribed in Section 3 ANIC will assign all agency appointments in such state to Deerbrook. Effective immediately and for a period of ninety days after each such assignment, ANIC will cooperate with Deerbrook in facilitating such assignment.

11. NAME CHANGE AND NON-COMPETE

    FMFC and ANIC will change ANIC's name ("All Nation") to First Mercury Insurance Company, or some other name reasonably acceptable to Allstate at the earliest possible time after Deerbrook is licensed in each of the eleven (11) states listed in Section 3 which is mutually agreeable and which is consistent with the succeeding three paragraphs but in no event later than May 1, 1999.

    Neither FMFC nor any of its affiliates will write any non-standard auto business using the "All Nation" name unless such business is subject to the Reinsurance Agreement; provided, however, that FMFC and its affiliates may make such incidental use of the "All Nation" name as is required for obtaining regulatory approvals, filing taxes and annual statements and as required by law or regulation on customer documents in connection with the Drivers Direct Program already in place in Illinois and Iowa and planned for expansion into Indiana, Michigan and Ohio.

    For a period of five (5) years subsequent to each assignment specified in
    Section 10 neither FMFC nor any of its affiliates will write any agent-produced non-standard auto business in each state in which such assignment has occurred; provided that, if requested by Deerbrook, ANIC will continue to write renewal policies for one month after such assignment date. In addition, for a period of three (3) years subsequent to each assignment specified in Section 10 neither FMFC nor any of its affiliates will write any non-standard auto business in each state in which such assignment has occurred except as provided in the paragraph immediately proceeding.

    For a period of eighteen (18) months from the date hereof, neither FMFC nor any of its affiliates shall, using the "All Nation" name:

         (1)  apply for any new licenses to do business; or

         (2) enter into any lines business that is not currently written by FMFC or its affiliates.

    ANIC may, however, continue to process all applications for licenses in those states in which such applications are currently filed, subject to restrictions (2) immediately preceding.

    For the purposes of Section 11, "affiliates" shall not include natural persons.

12. WARRANTIES

    a) ANIC warrants that all services provided hereunder will be performed in accordance with the Schedules. Deerbrook shall advise ANIC of any failure to meet the standards set forth in any Schedule and ANIC shall use its best efforts to correct any such failure, but shall have no other liability. If ANIC shall fail to perform the services hereunder in accordance with its performance standards as of the date hereof and Deerbrook shall give notice of such deficiency and ANIC shall fail thereafter to bring such performance up to such standards within 90 days Deerbrook may pursue any remedies it may have at law, including without limitation Section 21 hereof.

    b) Notwithstanding the provisions in Section 12a), ANIC will be responsible for and indemnify, defend and hold harmless Deerbrook and/or any Deerbrook affiliates for any damages, claims, and/or causes of action brought by third parties arising out of ANIC's negligent performance of services either under the terms of or outside of this Agreement, including but not limited to, all damages, claims, and/or causes of action related to errors and omissions.

    c) ANIC and FMFC warrant that they may negotiate with Deerbrook and Allstate and ANIC warrants that it is not under any legal obligation which prohibits ANIC from providing services to Deerbrook. ANIC and FMFC will be responsible for and indemnify, defend and hold harmless Deerbrook and Allstate from any loss, cost, liability or expense (including reasonable attorney fees) arising out of any breach, or claimed breach of this warranty.

    d) Deerbrook and Allstate warrant that they may negotiate with ANIC and FMFC and Deerbrook warrants that it is not under any legal obligation which prohibits from entering into this Agreement.

         Deerbrook and Allstate will be responsible for and indemnify, defend and hold harmless ANIC and FMFC from any loss, cost, liability or expense (including reasonable attorney fees) arising out of any breach, or claimed breach of this warranty.

13. LIMITATION OF LIABILITY

    a) No action, regardless of form, arising out of the transaction under this Agreement, may be brought by either party more than one year after the cause of action has accrued, except that an action for non-payment must be brought within one year after the date of the last payment.

    b) Each party will, however, be responsible for bodily injury to any person, or damage to the other party's physical property resulting from negligent or intentional acts or omissions of its employees, agents, or representatives while working on the other party's premises.

14. EXCUSABLE DELAYS

    No party shall be responsible or deemed to be in default for non-performance or delays in performance of this Agreement due to causes beyond its control and not occasioned by the fault of negligence of such party to be excused, including, but not being limited to, civil war, insurrections, unforeseeable strikes, riots, fires, floods, expositions, earthquakes, acts of God or the public enemy, and any statute order, regulation, proclamation, ordinance, demand or requirement of any governmental agency imposed after the effective date of this Agreement. Upon the occurrence of such event, the party so affected upon giving prompt written notice to the other party, shall be excused from such performance to the extent of such prevention, restriction or interference provided that the party so affected shall take all reasonable steps to avoid or remove such causes of non-performance.

    ANIC understands that because the subject matter of this Agreement involves the processing and servicing of personal lines of insurance, that time is of the essence. All excusable delays, therefore, are subject to the terms and conditions of any and all disaster recovery plans set forth in any Schedule.

15. TITLE TRANSFER

    a) Materials, if any, developed by ANIC exclusively for Deerbrook under this Agreement, are to be considered works made for hire as that term is defined in Section 101 of the Copyright Act (17 U.S.C. Section 101) and are the sole and exclusive property of Deerbrook. ANIC agrees that any and all patent and copyright rights to the materials developed hereunder, including but not limited to scripts for customer service and claim handling, agency manuals, training manuals, and help sources, to the extent they are available, are the sole and exclusive property of Deerbrook, free from any claim or retention of rights thereto on the part of ANIC as of the date of signature of this Agreement as well as during the term of, and surviving any termination of this Agreement.

    b) Upon completion or other termination of this Agreement, ANIC shall deliver to Deerbrook all copies of any and all developed materials related or pertaining to this Agreement. ANIC shall have no right to disclose or use any of such products or materials for any purpose whatsoever.

    c) To the extent that any material produced under this Agreement may not be considered works made for hire, or to the extent that paragraph (a) of this Section (15) is declared invalid either in substance or purpose, in whole or in part, ANIC hereby agrees to irrevocably transfer, grant, convey, assign, and relinquish exclusively to Allstate any and all of ANIC's right, title, and interest, including ownership of copyright and/or patent rights, to any material developed by ANIC under this Agreement without the necessity of further consideration. All right, title, and interest of every kind and nature, whether now known or unknown, in and to the copyrights, patents, ideas, creations created, written and developed by either ANIC or Allstate in the course of this project under and pursuant to this Agreement shall be the exclusive property of Allstate for any and all purposes and uses, and ANIC shall have no right, title, or interest of any kind or nature in or to such material. As part of this Agreement, ANIC agrees to do all things necessary to protect this assignment, including but not limited to executing an assignment of its copyright and/or patent interests in the material created and/or developed pursuant to this Agreement.

    d) The obligations imposed by this Section (15) shall remain in effect indefinitely and shall survive any termination of this Agreement.

16. SECURITY

    Both parties agree that they and their personnel will at all times comply with all security regulations in effect from time to time at the other party's premises.

17. CONFIDENTIALITY

    a) ANIC and FMFC acknowledge that Deerbrook and Allstate may make Confidential Data available to ANIC or FMFC. The term "Confidential Data" shall include data which identify or concern past, current or potential customers of Deerbrook or its affiliates, information about business practices, research, development, systems and plans of Deerbrook or its affiliates, and computer data processing tapes, record formats, source and object codes, which identify or concern past, current or potential customers of Deerbrook or its affiliates; and which have been designated by Deerbrook as "Confidential"; "Confidential Data" includes any Confidential Data received from Deerbrook and enhanced by ANIC. Confidential Data may be written, oral, video or audio recorded, or on tapes or other electronic media. The confidentiality of any oral statement shall be confirmed in writing by Deerbrook within fourteen (14) days after the oral statement is made.

    b) ANIC and FMFC acknowledge that all Confidential Data furnished by Deerbrook and Allstate is considered a proprietary trade secret and is a matter of strict confidentiality. ANIC and FMFC also acknowledge that the unauthorized use or disclosure of any Confidential Data will cause irreparable harm to Deerbrook and Allstate. Accordingly, ANIC and FMFC agree that Deerbrook and Allstate shall be entitled to equitable relief, including injunction and specific performance, in addition to all other remedies available at law or in equity for any threatened or actual breach of the provisions contained in this Section.

    c) ANIC and FMFC agree that they will employ the same security measures to Confidential Data received from Deerbrook and Allstate that they would apply to their own comparable confidential information (but in no event less than a reasonable degree of care in handling Confidential Data). Without limiting the generality of the foregoing, ANIC and FMFC further agree that they will not distribute, disclose or convey to third parties any Confidential Data, except as specifically provided in this Agreement.

    d) ANIC and FMFC further agree that: 1) only their employees with a defined need to know shall be granted access to Confidential Data and only after they have been informed of the confidential nature of the Confidential Data and agreed to be bound by the terms of this Agreement respecting Confidentiality; 2) Confidential Data shall not be distributed, disclosed or conveyed to any consultant or subcontractor retained by either of them except upon Deerbrook's and Allstate's prior written approval, which shall be conditioned on such consultant or subcontractor's signing a copy of a Confidentiality Agreement substantially similar to the terms of this Agreement; 3) no copies or reproductions shall be made of any Confidential Data; 4) they shall not make use of any Confidential Data for its own benefit or for the benefit of any third party.

    e) ANIC and FMFC agree that, should third parties request ANIC or FMFC or their consultants or subcontractors to submit Confidential Data to them pursuant to subpoena, summons, search warrant or governmental order, they will notify Deerbrook and Allstate immediately upon receipt of such request. In no case shall said notice be received by Deerbrook and Allstate later than five (5) days after receipt by ANIC or FMFC, as the case may be. If Deerbrook or Allstate objects to the release of the Confidential Data, ANIC and FMFC will permit counsel chosen by Deerbrook and Allstate to represent ANIC and FMFC in order to resist release of the Confidential Data. Deerbrook and Allstate will indemnify ANIC and FMFC for any expenses incurred by ANIC and FMFC in connection with resisting the release of the Confidential Data.

    f) ANIC and FMFC agree to indemnify, defend and hold Deerbrook and its affiliates harmless from and against any and all liabilities, actions, claims, demands, liens, losses, damages, judgments, expenses and loss of business or profits, including reasonable attorney's fees, that may arise from the unauthorized disclosure of Confidential Data by it to third parties, or the unauthorized use of Confidential Data by ANIC or FMFC by their consultants or subcontractors.

    g) The obligations set forth in paragraphs a) through f) above shall not apply to: a) Confidential Data: 1) which has become known to the public; 2) which was disclosed to ANIC or FMFC by a third party not under an obligation of confidentiality to Deerbrook or Allstate; 3) which was independently developed by ANIC or FMFC not otherwise in violation or breach of this Agreement or any other obligation of ANIC or FMFC to Deerbrook and Allstate; 4) which was rightfully known to ANIC or FMFC prior to entering into this Agreement or b) any disclosure specifically authorized in writing by Deerbrook and Allstate.

    h) ANIC and FMFC agree that all Confidential Data shall at all times remain the sole property of Deerbrook and Allstate and shall be returned to Deerbrook or Allstate immediately upon demand. No rights or licenses, express or implied, are granted by Deerbrook or Allstate to ANIC or FMFC under any patents, copyrights, or trade secrets of Deerbrook or Allstate as a result of or related to this Agreement. If Confidential Data comprises any computer data processing tapes, ANIC and FMFC shall return the same tapes originally supplied by Deerbrook and Allstate or shall destroy such tapes at Deerbrook's and Allstate's request.

18. BUSINESS TERMINATION

    In the event that any party shall cease conducting business in the normal course, become insolvent, make a general assignment for the benefit of creditors, suffer or permit the appointment of a receiver for its business or assets or shall avail itself of, or become subject to, any proceeding under the Federal Bankruptcy Act or any other statute of any state relating to insolvency or the protection of rights or creditors, state relating to insolvency or the protection of rights or creditors (the party taking such action being the "Insolvent Party"), then (at the option of Allstate and Deerbrook if the Insolvent Party is FMFC or ANIC, and at the option of FMFC and ANIC if the Insolvent Party is Allstate or Deerbrook) this Agreement shall terminate and be of no further force and effect.

19. RIGHTS UPON TERMINATION

    Upon termination or other expiration of this Agreement each party shall return to the other all papers, materials and other properties of the other held by each for purposes of this Agreement within thirty days.

20. ASSIGNABILITY

    a) ANIC agrees that this is a personal services Agreement between ANIC and Deerbrook and is not assignable by ANIC without the prior written consent of Deerbrook. ANIC also agrees that because this is a new venture for Deerbrook, it is necessary that Deerbrook retain the unconditional right to assign this Agreement to Allstate or any affiliate of Allstate.

    b) An assignee of either party, if authorized hereunder, shall have all of the rights and obligations of the assigning party set forth in this Agreement. No assignment shall relieve the original parties hereto of their obligations hereunder.

21. GUARANTEE

    FMFC hereby guarantees to Allstate and Deerbrook the performance by ANIC of each and every one of ANIC's obligations hereunder. If ANIC shall fail to pay or do anything required of it hereunder, FMFC will promptly pay or do the same, without demand or notice whatsoever. The obligations of FMFC hereunder are absolute and unconditional irrespective of the value, genuineness, validity, regularity or enforceability of the obligations of ANIC. FMFC hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that Allstate or Deerbrook exhaust any right, power or remedy or proceed against ANIC.

    Allstate hereby guarantees to FMFC and ANIC the payment of funds due and owing from Deerbrook to FMFC and ANIC, respectively, hereunder. If Deerbrook shall fail to make any payment when due hereunder, Allstate will promptly make such payment.

22. NOTICES

    All notices required or permitted to be given by one party to the other under this Agreement shall be sufficient if sent by certified mail, return receipt requested, to the parties at the respective addresses set forth below or to such other person or address as the party to receive the notice has designated by notice to the other party.

    If to ANIC:                        If to FMFC:
    J. Marc Feeney                     Richard Smith
    29621 Northwestern Highway         29621 Northwestern Highway
    Southfield, Michigan 48086         Southfield, Michigan 48086

    If to Deerbrook:                   If to Allstate:
    Douglas W. Reynolds                Douglas W. Reynolds
    Assistant Vice President           Assistant Vice President
    Deerbrook Insurance Company        Allstate Insurance Company
    2775 Sanders Rd Ste D10            2775 Sanders Rd Ste D10
    Northbrook, IL 60062-6127          Northbrook, IL 60062-6127

23. INVALID PROVISION

    Should any part of this Agreement, for any reason, be declared invalid, such decision shall not affect the validity of any remaining portion. Such remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid portion eliminated.

24. SECTION HEADINGS

    Section Headings have been included in this Agreement merely for convenience or reference. They are not to be considered part of, or to be used in interpreting, this Agreement.

25. SURVIVAL OF TERMS

    The terms, provisions, representations and warranties contained in this Agreement shall survive the delivery of the Services and payment thereof unless otherwise specified.

26. ADVERTISING RESTRAINTS

    ANIC and FMFC agree that without Deerbrook's and Allstate's written consent, it will not use the name, service marks, or trademarks of Deerbrook or of any of its affiliated companies or reveal the existence of this Agreement or the terms or conditions thereof in any written advertising, publicity release or sales representation.

27. APPLICABLE LAW

    This Agreement will be governed by, and construed in accordance with, the laws of the State of Illinois, excluding that body of law applicable to conflicts of law.

28. NON-WAIVER

    No terms or provision hereof shall be deemed waived and no breach excused, unless such waiver or consent shall be in writing and signed by the party claimed to have waived or consented. Any consent by any party to, or waiver of, a breach by the other, whether express or implied, shall not constitute a consent to, waiver of, or excuse for any other different or subsequent breach.

                         [THIS PAGE INTENTIONALLY LEFT BLANK]

29. ACKNOWLEDGMENT

    EACH PARTY ACKNOWLEDGES THAT IT HAS READ THIS AGREEMENT, UNDERSTANDS IT AND AGREES TO BE BOUND BY ITS TERMS AND FURTHER AGREES THAT IT IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, WHICH SUPERSEDES ALL PROPOSALS, ORAL OR WRITTEN AND ALL OTHER COMMUNICATIONS BETWEEN ANIC AND/OR FMFC AND DEERBROOK AND/OR ALLSTATE RELATING TO THE SUBJECT MATTER OF THIS AGREEMENT.

Accepted by:

ALL NATION INSURANCE COMPANY           DEERBROOK INSURANCE COMPANY

BY: /s/ Richard H. Smith               BY: /s/ Douglas W. Reynolds
    --------------------                   -----------------------

TITLE: President                       TITLE: Assistant Vice President
       ------------                           ------------------------

DATE: April 30, 1996                   DATE: April 30, 1996
      --------------                         --------------


FIRST MERCURY FINANCIAL                ALLSTATE INSURANCE COMPANY
CORPORATION

BY: /s/ Richard H. Smith               BY: /s/ E.M. Liddy
    --------------------                   --------------

TITLE: President and                   TITLE: President and
       --------------                         --------------
Chief Operating Officer                Chief Operating Officer
- - -----------------------                -----------------------

DATE: April 30, 1996                   DATE: April 30, 1996
      --------------                         --------------

                                      SCHEDULE A
                                  STATEMENT OF SCOPE
         DEERBROOK INSURANCE COMPANY POLICY PROCESSING AND CUSTOMER SERVICE.

This Schedule entered into this 30th day of April 1996 by and among All Nation Insurance Company ("ANIC"), First Mercury Financial Corporation ("FMFC"), Allstate Insurance Company ("Allstate") and Deerbrook Insurance Company, a wholly owned subsidiary of Allstate Insurance Company ("Deerbrook"), pursuant to
Section 2 (Scope of Project) of that certain Agreement for Professional Services
dated April 30, 1996   between ANIC and Deerbrook ("Agreement").  It is attached
to and subject to the terms and conditions of the Agreement and contains the following terms and conditions.

Agency/Customer Service      -- A-1
Claims Handling              -- A-2
Policy Processing            -- A-3
Output Management            -- A-4
Cash Processing              -- A-5
System Management/
  Support                    -- A-6
Communication Process        -- A-7
Management Improvement
  in Migration               -- A-8

SCHEDULE A-1

AGENCY/CUSTOMER SERVICE

    General Description: Dedicated Customer/Agency Support representatives will effectively handle calls 5 days a week, from 7:30 a.m. to 6:30 p.m.

    Specific tasks:
    1.   Answer inquiries, give status/updates on policies and claims.
         Description: Handle telephone inquiries from agencies and customers to find out the status of policies and claims, opened, closed claims, payments made, status of policies, active, terminated, change of address handled, etc.

    2.   Resolve billing questions/issues.
         Description: Investigate billing problems with agencies and customers. Lost payments, overpayment, "bad check" resolution, etc.

    3.   Input endorsements as required.
         Description: From the phone, make changes to the policy from agencies and customers. This could include adding drivers, changing addresses, etc.

    4. Provide quick quotes as needed by agencies. Description: From the telephone and using the All Nation Rating system provide quotes to agencies.

    5.   Update agencies on general communication as required.  Description:
         Communicate to agencies problems, general information, ask for feedback on issues, etc. An informal communication network.

    6.   Handle formal inquiries calls/letters.
         Description: Includes questions about policy coverage, questions on correspondence sent out by All Nation, appealing risk management decisions, etc.

    7.   Advise agents on Underwriting and rating issues.
         Description: On a regular basis update agencies on rating and Underwriting issues including rate changes, problems being experienced at the All Nation Service Center on applications etc.

AGENCY/CUSTOMER SERVICE MEASUREMENTS:

To be measured by statistical reports and trend reports, Market Claim Office review and call monitoring.

    Requirements:

    1. Average speed of answer and abandoned call. 90% of calls answered within 20 seconds, drop rate less than 5%.

    2. Quarterly satisfaction surveys will be conducted via paper or phone with agencies and customers. 95% customer satisfaction and 95% agency satisfaction based on a combination of "Satisfied and Very Satisfied" ratings.

    3.   100% same day response for customer inquiries.

    4. Provide Deerbrook management with monthly reports which measure the results of the tasks listed above.

SCHEDULE A-2

CLAIMS HANDLING

    General Description: Dedicated claim support representatives will effectively handle calls 5 days a week, from 8:00 a.m. to 4:30 p.m., gathering initial loss data from customers and agencies and to provide a claim number through which claims can be reported seven days a week. Provide support for claim handling through the final disposition of the claim.

    Specific tasks:

    1.   Gathering of initial loss data.
         Description: Take initial loss data regarding new claims that are received by voice, data facsimile, or mail, from customers or agencies. Representative must secure and input all required information, send open claim letter to customer with a copy to the agency.

    2.   Answer inquiries, give status\updates on any existing Deerbrook claim.
         Description: Answer inquiries from agencies and customers about an existing claim. Representatives must know the claim procedures for special situations including catastrophe claims and state specific issues.

    3.   Prompt transmission of Claim information.
         Description: Claims must be promptly assigned for the review of the claim file, initial estimates of the claims reserve must be made and the claim promptly distributed to the adjuster.

    4.   Adhere to Company policies and procedures.
         Description: All Nation representatives must follow all current All Nation Claim handling procedures. This includes following prescribed procedures for establishing reserves, initiating draft requests.

    5.   Additional Claim handling.
         Description: All Nation will continue to monitor claim activity daily for claims in excess of $25,000. They will continue to utilize a claim committee for the handling of larger claims and insure that there is clear documentation.

         The claims manager will run periodic spot-checks on files and review them for proper handling, documentation and coverage.

CLAIMS LOSS TAKING MEASUREMENTS:

To be measured by trend reports within the All Nation Claim system.

    Requirements:

    1. "Inbound" call service. Level of 95%, answer all calls in 20 seconds. (available daily, report weekly)

    2. Call "sampling" of service. Level of 95%. Measured monthly, measured by phone monitoring. (see the attached form)

    3. Quality handling of files. Level of 95%. Measured monthly, measured by file quality review. (see the attached form)

    4.   Satisfaction
         Claim Center. Level 95% satisfied. Measured quarterly.

    5. Initial reserves set on a same day basis, that the notice of loss is received.

    6. Within 30 days of notice of loss supervisors verify reasonableness of the reserves established.

    7.   Monthly reporting of claim frequency and severity to Deerbrook.

    8. Provide Deerbrook management with monthly reports which measure the results of the above listed tasks.

SCHEDULE A-3

POLICY PROCESSING & UNDERWRITING

    General Description: Input data from an application, endorsement requests or correspondence into the All Nation System for policy processing.

    Specific tasks:
    1.   Input New Business applications:
         Description: This will require the following:
         A.   Review the application for completeness.
         B.   Call the agency for further information.
         C.   Order external data needed for qualifying and rating the policy.
         D. Underwrite the policy using all risk assessment tools and maintain thorough documentation in the file.
         E. Inputting the policy into the system, including any cash payments credited to the account.
         F. Prepare and check the output of the policy including the declaration page and any endorsements.
         G. If applicable, "reject" the policy and send out the appropriate letters.

    2.   Input endorsements:
         Description:  This will require the following:
         A.   Review the endorsement request for completeness.
         B.   Call the Agency for further information.
         C.   Order external data needed for rating the policy.
         D. Underwrite the policy using all risk assessment tools and maintain thorough documentation in the file.
         E.   Inputting the data into the system.
         F. Prepare and check the output of the policy including the declaration page and any endorsements.

    3.   Renewal review:
         Description:  This will require the following:
         A. Review policies at renewal and order external data. Review the data for possible changes in rating on the policy.

         B. Underwrite the policy using all risk assessment tools and maintain thorough documentation in the file.

     4.   General:  Conduct outbound calls as required by Deerbrook.

POLICY PROCESSING MEASUREMENTS:

    To be measured by All Nation reports on timeliness, quality spot-checks to be performed by Deerbrook and All Nation employees reviewing new business, endorsement and renewal output.

    Requirements:

    1. Processing goal-90% of new business receipts processed in 5 days 100% within 10 days from date of receipt.

    2.   98% customer and premium data accuracy.

    3. Provide Deerbrook management with monthly reports which measure the results of the above listed tasks.

SCHEDULE A-4

OUTPUT MANAGEMENT

    General Description: Process includes producing, reviewing checking and mailing out to customers and agencies, on a timely basis, documents produced from the All Nation System.

    Specific tasks:
    1. Produce, review, and send to customers and agencies documents on a timely basis complying with the various state regulations.
         Description: Ensure accurate and timely mailing out of the following documents:
         A.   New Business declaration page and associated material.
         B.   New Business reject/cancellation letters.
         C.   Renewal documents including non-renewal letters.
         D.   Endorsement documents.
         E.   Policy bills.
         F.   Cancellation notices.
         G. Letters to customers and agencies in response to claims/customer inquiries.
         H.   Checks.
         I.   Ensure that proper inserts are in each mailing.

    2.   Ensure appropriate post office receipt documentation as needed.
         Description: Keep accurate records of legal notices required by post office documentation procedures.

OUTPUT MANAGEMENT MEASUREMENT:

To be measured by spotchecks on actual policies being processed by the post office receipt system (PORS) as well as a review of documents on the system.

    Requirements:

    1.   100% accuracy is required.

    2.   Letters mailed on a same day as developed basis.

    3. Provide Deerbrook with monthly reports which measure the results of the above listed tasks.

SCHEDULE A-5

CASH PROCESSING

    General Description: Daily processing of cash with checks and/or cash that is accompanied by applications only. Applying credit to the correct policyholder new business. Reconciliation of accounts and the processing of cash within accounts and to Deerbrook.

Specific Tasks

    1.   Daily input of cash.
         Description: All Nation will, on a daily basis, input cash or checks received from a customer or agency. These receipts will come with new business applications. They will also come from renewal and endorsement bills. Cash will have to be applied to the correct policyholder.

    2.   Daily balance of cash receipts.
         Description: All Nation will, on a daily basis, balance the cash receipts and prepare the appropriate documentation. This information should be on hand for audit purposes.

    3.   Weekly Cash Process.
         Description: All Nation will maintain the following bank account structure and procedure:

         General Account - Premiums deposited into this account, funds the following three zero balance accounts
         1996 Loss
         1996 Refunds
         1996 Commission and Fronting Fee
         Prime Money Market - Any funds in the general account in excess of the minimum balance, and after having funded the preceding three zero balance accounts, will be transferred into this account on a daily basis.


         The following changes will be made to the bank account structure and cash procedure:

         The Claim Disbursement account will be utilized solely for 1996 claims on policies incepting or renewing May 1, 1996 and later. A separate account shall be used for claims on ANIC's policies incepting or renewing prior to May 1, 1996 and prior underwriting year policies.

         Deerbrook/Allstate will provide ANIC with detailed transmittal instructions for the weekly sweeping of funds in the Prime Account.

    4.   Monthly Accounting for the Reinsurance Contract
         Description: Within 30 days of each month end and quarter end close, All Nation/1st

         Mercury will provide bordereaux detail of the following:

         1996 AGENCY NON-STANDARD AUTO BUSINESS:
         ---------------------------------------
         Ceded Net Written Premium
         Ceded Net Earned Premium
         Unearned Premium Balance
         Incurred Losses and Allocated Loss Adjustment Expenses Paid Losses and Allocated Loss Adjustment Expenses Outstanding Loss and Allocated Loss Adjustment Reserves Agent Commissions Earned
         Fronting Fees Earned
         Any Applicable Credits from ANIC for 1996 Excess Losses
         Premium Taxes

CASH PROCESSING MEASUREMENT

To be measured daily using All Nation accounting and general ledger tools that measure the process.

    Requirements:

    1.   100% cash deposits daily with no errors

    2. Provide Deerbrook with monthly reports which measure the results of the above listed tasks.

SCHEDULE A-6

SYSTEM MANAGEMENT/SUPPORT

    General Description: Develop plans and procedures to adequately backup and manage the All Nation Processing Center.

    Specific Tasks:
    1.   Customer Service System.
         Description: Maintain a customer service system to accurately and quickly handle All Nation calls from customers and agencies.

    2.   Changes to the WANG System.
         Description: Load upgrades and changes to the WANG system.

    3.   Inquiry log.
         Description: Establish system inquiry log to account for all problems on the system. Report the problems to the Servicing Vendor monthly.

    4.   System backup.
         Description: Maintain a back-up for data and a disaster plan for the All Nation System and or related systems.

    5.   System response time.
         Description: Monitor system response time and downtime and report problems.

    6.   Reports retrieval and creation.
         Description:  Run standard reports as instructed.

    7.   Security.
         Description: Maintain a security procedure for the above tasks and adhere to the guidelines.

SYSTEM MANAGEMENT/SUPPORT MEASUREMENT

Will be measured by direct access into All Nation's system to verify that releases and upgrades are loaded in the specified time frame and that batch jobs are being done. Monitor the inquiry log and system problems due to handling errors as well as response time in All Nation. A listing of standard reports will be available.

    Requirements:

    1. 100% of all batch jobs run when scheduled whether daily, weekly or monthly.

    2. Documentation of all of the above tasks will be required and monitored.

    3. Provide Deerbrook with monthly reports which measure the results of the above listed tasks.

SCHEDULE A-7

COMMUNICATION PROCESS

    General Description: Numerous communication links will have to be established and utilized in the processing of All Nation business.

    Specific tasks:
    1.   Create communication links.
         Description: Communication links need to be established both to and from the following entities:
         A. All Nation to appropriate Deerbrook (Northbrook) company representatives.
         B.   All Nation to represented agencies.
         C.   All Nation to Deerbrook Market Managers.
         D.   Allstate/Deerbrook financial representatives.

    2.   Communication method.
         Description: Communication will take various forms including face-to-face, fax, telephone, E-mail, and US Mail.

    3.   Frequency of communication.
         Description: Weekly production reports. Weekly claim activity reported. Monthly profit and loss summaries.

COMMUNICATION PROCESS MEASUREMENT

Measurement in this area will be established at a later date. The measurement will consist of adhering to the prescribed communication link, method and frequency.

    Requirement:

    1.  Adherence to prescribed communication guidelines.

SCHEDULE A-8

MANAGEMENT IMPROVEMENT AND MIGRATION


    General Description: Deerbrook's role in the management of the All Nation operation.


    Specific Tasks:

    1.   Deerbrook may recommend changes to processes performed by All Nation.

    2. Deerbrook will manage the migration of processes from All Nation to Deerbrook.