Form 10-Q
period 1996-06-30
FIRST MERCURY FINANCIAL CORP
filed 1996-08-13
CIK 929186

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                         Commission File Number 33-83382

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
     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of August 13, 1996 was 6,164.07.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       FIRST MERCURY FINANCIAL CORPORATION


                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets;
               June 30, 1996 (Unaudited) and
               December 31, 1995                                              2

            Condensed Consolidated Statements of
               Operations (Unaudited); Three
               Months and Six Months Ended June 30,
               1996 and 1995                                                  3

            Condensed Consolidated Statements of
               Stockholders' Equity (Unaudited); Six
                Months Ended June 30, 1996 and 1995                           4

            Condensed Consolidated Statements of
               Cash Flows (Unaudited); Six Months
               Ended June 30, 1996 and 1995                                   5

            Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                         6

        Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                              7

Part II.       OTHER INFORMATION                                             12

                       FIRST MERCURY FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


                                                                                         June 30,            December 31,
                                ASSETS                                                     1996                 1995

                                                                                      --------------      --------------
                                                                                       (Unaudited)
Investments:
       Debt securities available for sale, at market value                            $   74,688,912          77,626,804
       Preferred stocks, at market                                                         3,083,430           3,694,910
       Short-term investments                                                              4,014,085           4,413,700
                                                                                      --------------      --------------

                     Total investments                                                    81,786,427          85,735,414

Cash and cash equivalents                                                                  2,746,404           2,336,140
Premiums and reinsurance balances receivable                                               3,053,803           3,095,948
Accrued investment income receivable                                                       1,028,629             905,699
Other receivables                                                                          1,370,572             300,000
Reinsurance recoverable on unpaid losses                                                   4,416,871           3,556,940
Prepaid reinsurance premiums                                                               2,707,578             705,870
Deferred acquisition costs                                                                 1,098,361           1,673,291
Deferred federal income taxes                                                              2,447,222           1,813,631
Federal income taxes recoverable                                                             863,336           1,199,775
Fixed assets, net of accumulated depreciation                                              1,809,705           1,654,401
Other assets                                                                                 914,613           1,068,272
                                                                                      --------------      --------------

                     Total assets                                                     $  104,243,521         104,045,381
                                                                                      --------------      --------------
                                                                                      --------------      --------------


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense reserves                                             $   57,277,022          56,570,332
Unearned premium reserves                                                                  8,603,673           8,800,175
Long-term debt                                                                            10,000,000          10,000,000
Ceded reinsurance payable                                                                    227,601             254,657
Accounts payable and accrued expenses                                                      2,975,979           2,015,347
                                                                                      --------------      --------------

                     Total liabilities                                                    79,084,275          77,640,511

Minority interest                                                                              2,730               3,634

Stockholders' equity:
    Cumulative preferred stock, issued and outstanding 20,850 shares                             209                 209
    Common stock, issued and outstanding 6,164.07 shares                                          62                  62
    Gross paid-in and contributed capital                                                  3,474,872           3,474,872
    Unrealized gains (losses) on marketable securities, net of federal income taxes          (86,144)          1,270,614
    Retained earnings                                                                     21,767,517          21,655,479
                                                                                      --------------      --------------

                     Total stockholders' equity                                           25,156,516          26,401,236
                                                                                      --------------      --------------

                     Total liabilities and stockholders' equity                       $  104,243,521         104,045,381
                                                                                      --------------      --------------
                                                                                      --------------      --------------

                       FIRST MERCURY FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                      June 30,
                                                                         ---------------------------   ---------------------------
                                                                             1996           1995           1996            1995
                                                                             ----           ----           ----            ----

Net earned premiums                                                      $  6,581,880      7,308,450     14,477,527     14,196,175

Net investment income                                                       1,314,120      1,349,341      2,709,833      2,678,608
Realized gains (losses) on the sale of investments                             77,567        170,988        230,258       (216,902)
Gain on assignment of non-standard automobile agency contracts              1,111,292              -      1,111,292              -
Miscellaneous income                                                          316,434         36,484        332,689         65,666
                                                                         ------------   ------------   ------------   ------------

    Total revenues and other income                                         9,401,293      8,865,263     18,861,599     16,723,547
                                                                         ------------   ------------   ------------   ------------

Losses and loss adjustment expenses, net                                    4,906,835      5,417,364     12,414,469     10,695,560
Amortization of deferred acquisition expenses                               1,200,096      1,517,899      3,017,369      2,845,472
Other underwriting expenses                                                 1,152,951      1,267,862      2,112,022      2,403,971
Interest expense                                                              307,284        275,000        605,891        547,029
                                                                         ------------   ------------   ------------   ------------

    Total expenses                                                          7,567,166      8,478,125     18,149,751     16,492,032
                                                                         ------------   ------------   ------------   ------------

    Income before federal income taxes                                      1,834,127        387,138        711,848        231,515

Federal income taxes                                                          501,510        195,000        255,785         30,000
                                                                         ------------   ------------   ------------   ------------

    Net income                                                           $  1,332,617        192,138        456,063        201,515
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

Per-share earnings                                                       $     216.19          31.17          73.99          32.69
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

                       FIRST MERCURY FINANCIAL CORPORATION
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)



                                                                                        Net Unrealized
                                                                        Gross Paid-in   Gains (Losses),
                                           Preferred       Common      and Contributed  Net of Federal    Retained
                                             Stock          Stock          Capital       Income Taxes     Earnings        Total
                                          ------------   ------------    ------------    ------------   ------------   ------------
Balance at December 31, 1994              $        209             62       3,437,372      (1,752,247)    22,051,234     23,736,630

Net income                                           -              -               -               -        201,515        201,515
Dividends paid to preferred stockholders             -              -               -               -       (344,025)      (344,025)
Change in market values of
    marketable investment securities                 -              -               -       2,550,528              -      2,550,528
                                          ------------   ------------    ------------    ------------   ------------   ------------

Balance at June 30, 1995                  $        209             62       3,437,372         798,281     21,908,724     26,144,648
                                          ------------   ------------    ------------    ------------   ------------   ------------
                                          ------------   ------------    ------------    ------------   ------------   ------------



Balance at December 31, 1995              $        209             62       3,474,872       1,270,614     21,655,479     26,401,236

Net income                                           -              -               -               -        456,063        456,063
Dividends paid to preferred stockholders             -              -               -               -       (344,025)      (344,025)
Change in market values of                           -              -
    marketable investment securities                 -              -               -      (1,356,758)             -     (1,356,758)
                                          ------------   ------------    ------------    ------------   ------------   ------------

Balance at June 30, 1996                  $        209             62       3,474,872         (86,144)    21,767,517     25,156,516
                                          ------------   ------------    ------------    ------------   ------------   ------------
                                          ------------   ------------    ------------    ------------   ------------   ------------

                       FIRST MERCURY FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                    --------------------------------
                                                                        1996                1995
                                                                        ----                ----
Net cash used in operating activities                               $   (746,700)           (317,636)

Cash flows from investing activities:
    Cost of short-term investments acquired                          (19,973,655)        (24,903,058)
    Proceeds from disposals of short-term investments                 20,373,270          32,178,488
    Cost of debt securities acquired                                 (10,373,212)        (28,818,656)
    Proceeds from maturities of debt securities                        4,620,066           2,739,672
    Proceeds from debt securities sold                                 7,122,117          19,443,422
    Cost of equity securities acquired                                  (575,411)                  -
    Proceeds from equity securities sold                               1,090,212                   -
    Other, net                                                          (232,398)            (43,725)
                                                                    ------------        ------------

                     Net cash provided by investing activities         2,050,989             596,143
                                                                    ------------        ------------

Cash flows used in financing activities:
    Interest payments on senior subordinated notes                      (550,000)           (550,000)
    Dividends paid to preferred stockholders                            (344,025)           (344,025)
                                                                    ------------        ------------

                     Net cash used in financing activities              (894,025)           (894,025)
                                                                    ------------        ------------

Net increase (decrease) in cash and cash equivalents                     410,264            (615,518)

Cash and cash equivalents at beginning of period                       2,336,140           2,290,376
                                                                    ------------        ------------

Cash and cash equivalents at end of period                          $  2,746,404           1,674,858
                                                                    ------------        ------------
                                                                    ------------        ------------

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

     The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. Per share earnings are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     First Mercury Financial Corporation ("Mercury") is an insurance holding company incorporated in Delaware in December 1993 and engaged, through its subsidiaries, in the underwriting of specialty commercial lines and non-standard automobile insurance for individuals. Mercury's subsidiaries are First Mercury Syndicate, Inc. (the "Syndicate"), an Illinois business corporation and insurance syndicate member of the Illinois Insurance Exchange ("IIE"), First Mercury Insurance Company ("FMIC"), a newly formed Illinois property and casualty insurance company wholly owned by the Syndicate, and All Nation Insurance Company ("All Nation") and its wholly owned subsidiary, National Family Insurance Corporation ("National Family"), both Minnesota property and casualty insurance companies. Mercury and its subsidiaries are referred to herein as the "Company."

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

     On April 30, 1996, an agreement was entered into between Mercury, All Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of the independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. Neither Allstate nor Deerbrook are affiliates of Mercury or its subsidiaries. The agreement was effective May 1, 1996. The stated price for the independent agent contracts and associated prospective premium was $2.4 million with another $2.4 million paid by Allstate in exchange for a non-compete clause and various financial guarantees.

     On June 28, 1996, the Syndicate formed an Illinois property and casualty insurance subsidiary, FMIC, with an initial capitalization of $5 million and a subsequent $15 million contribution to surplus. The formation of FMIC, a licensed Illinois reinsurer, provided Mercury with an affiliated insurance company in which to place coverages previously offered by the Syndicate and in which to reinsure the Syndicate's outstanding liabilities. Under a loss portfolio transfer effected June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC, resulting in net loss and loss adjustment expense reserves remaining in the Syndicate of approximately $4 million. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. In July 1996, FMIC and Empire Fire and Marine Insurance Company ("Empire") tentatively agreed upon a quota share reinsurance arrangement whereby Empire will write on a direct basis the coverages previously offered by the Syndicate and cede 50% of such business to FMIC.

RESULTS OF OPERATIONS

     The following table reflects revenues of the Company for the three month and six month periods ended June 30, 1996 and 1995:

                                                   THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                   1996                  1995                   1996                    1995
                                            -------------------    ------------------    --------------------    -------------------
                                            AMOUNT      PERCENT    AMOUNT     PERCENT    AMOUNT       PERCENT    AMOUNT      PERCENT
                                            ------      -------    ------     -------    ------       -------    ------      -------
                                                                            (DOLLARS IN THOUSANDS)
                                                                            ----------------------
NET PREMIUMS EARNED:
Specialty commercial lines:
   Security, fire and alarm. . . . . . .    $2,091       31.8%     1,984       27.1%     $4,189        28.9%      3,940        27.8%
   Police. . . . . . . . . . . . . . . .       216        3.3        638        8.7         508         3.5       1,423        10.0
   Public officials. . . . . . . . . . .       170        2.6        262        3.6         356         2.5         542         3.8
   Other . . . . . . . . . . . . . . . .       206        3.1        332        4.5         513         3.5         599         4.2
Non-standard automobile lines:
   Agency auto liability . . . . . . . .     2,815       42.8      2,965       40.6       6,382        44.1       5,626        39.6
   Direct auto liability . . . . . . . .       183        2.8        210        2.9         395         2.7         325         2.3
   Agency auto physical damage . . . . .       769       11.6        823       11.3       1,852        12.8       1,588        11.2
   Direct auto physical damage . . . . .       132        2.0         94        1.3         283         2.0         153         1.1
                                            ------      -----     ------      -----     -------       -----     -------       -----
Total net premiums earned. . . . . . . .    $6,582      100.0%    $7,308      100.0%    $14,478       100.0%    $14,196       100.0%
                                            ------      -----     ------      -----     -------       -----     -------       -----
                                            ------      -----     ------      -----     -------       -----     -------       -----

NET PREMIUMS EARNED

     Net premiums earned for the three months ended June 30, 1996 and the six months ended June 30, 1996 declined 9.9% and increased 2.0%, respectively, in comparison to the year earlier periods. The Company's specialty commercial lines, security, fire, alarm, police, public official and miscellaneous commercial coverages, decreased 16.6% and 14.4%, respectively, for the three months and six months ended June 30, 1996 versus the three months and six months ended June 30, 1995. Net premiums earned for security, fire and alarm coverages, however, increased 5.4% and 6.3%, respectively, in the second quarter of 1996 and in the first six months of 1996, when compared to the same
periods in the prior year.   The Company has experienced a 50% increase in
policy counts for the six months ended June 30, 1996 in comparison to the year earlier period for these coverages. This increase has been offset by declining premium rates in the first two quarters of 1996. During the first quarter of 1996, the Company decided to non-renew a substantial amount of the police business, resulting in a 57.1% and 56.0% decrease in net premiums earned for police and public official coverages (often provided in tandem) for the three months and the six months ended June 30, 1996 in comparison to the three months and six months ended June 30, 1995. The Company has been actively pursuing a workers' compensation program as a complementary product to the security, fire and alarm coverages currently provided.

     Net premiums earned for private passenger non-standard automobile coverages increased 15.9% for the six months ended June 30, 1996 in comparison to the year earlier period. The increase in the first six months of 1996 resulted primarily from the Company's commutation effective September 30, 1995 of a 17.5 percent non-standard automobile quota share reinsurance agreement with Prime Syndicate,
Inc.   For the three months ended June 30, 1996, however, net premiums earned for private passenger non-standard automobile coverages decreased 4.7% from the comparable period of the preceding year. The decrease in non-standard automobile net premiums earned in the second quarter resulted from the 100% reinsurance of all of the Company's agency-produced non-standard automobile premium with Allstate effective May 1, 1996. Net premiums earned for direct response non-standard automobile coverages have remained relatively stable for the first six months of 1996 versus the first six months of 1995, however, the Company intends to refocus its efforts toward direct response coverages starting in the third quarter of 1996.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

     Net investment income decreased approximately $35,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. For the six months ended June 30, 1996, net investment income increased $31,000 in comparison to the same period of the preceding year. The Company's pre-tax yield on average invested assets declined to 6.3% for the six months ended June 30, 1996 as compared to 6.4% for the first six months of 1995.

     For the three months ended June 30, 1996, the Company realized a net gain on the sale of investments of $78,000 versus a net gain of $171,000 for the same period in the prior year. The Company recognized a net gain on the sale of investments of $230,000 for the six months ended June 30, 1996 as compared to a $217,000 net loss for the six months ended June 30, 1995. The net loss in 1995 primarily resulted from the Company's decision to reduce its investments in tax-exempt securities in the first quarter of 1995.

     At June 30, 1996, the unrealized loss on investments available for sale, net of tax, was $86,000 in comparison to a $1.3 million unrealized gain as of December 31, 1995. The market value of the Company's portfolio has been adversely affected by the increase in interest rates in the first two quarters of 1996.

GAIN ON ASSIGNMENT OF AGENCY CONTRACTS AND MISCELLANEOUS INCOME

     The gain on the assignment of the All Nation agency contracts of $1.1 million was recognized in the second quarter of 1996. The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract and costs attendant with the sale of a line of business. Revenue related to the non-compete clause has not been recognized as of June 30, 1996 but will be recognized over the term of the non-compete agreement. In the three months ended June 30, 1996, All Nation also recognized approximately $220,000 of ceding fees under its quota share reinsurance arrangement with Allstate.

LOSS AND LOSS ADJUSTMENT EXPENSES

     Loss and loss adjustment expenses incurred decreased 9.4% to $4.9 million for the three months ended June 30, 1996 from $5.4 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, loss and loss adjustment expenses incurred increased 16.1% versus the comparable period in the preceding year. The loss and loss adjustment expense ratio for private passenger automobile coverages increased to 90.3% for the six months ended June 30, 1996 as compared to 77.4% for the six months ended June 30, 1995. The increase resulted from several factors. During 1995, the Company experienced declining rates due to competitive pressures in the non-standard automobile business placed through independent agents. In addition, the Company experienced adverse loss frequency in the first quarter of 1996.
The Company implemented rate increases in all states during March 1996 in an effort to recognize pricing inadequacies and second quarter results have improved from the 103% loss ratio experienced in the first quarter of 1996. Under the quota share reinsurance agreement with Allstate, all agency-produced non-standard automobile premium incepting subsequent to May 1, 1996 and the related losses have been ceded to Allstate. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased to 75.8% for the six months ended June 30, 1996 versus 72.9% for the comparable period in the preceding year. The 1995 loss ratio reflects a release of reserve redundancies approximating $200,000. There were no reserve redundancy releases in the first six months of 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS, OTHER UNDERWRITING EXPENSES AND INTEREST EXPENSE

     Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the second quarter of 1996, acquisition costs and other underwriting expenses decreased approximately $433,000 to $2.4 million as compared to $2.8 million for the same period in the preceding year. For the six months ended June 30, 1996, amortization of deferred acquisition costs and other underwriting expenses decreased $120,000 to $5.1 million versus $5.2 million for the same period in the preceding year. The Company's underwriting expense ratio increased in the first six months of 1996 to 38.9% in comparison to 36.2% for the six months ended June 30, 1995. The increase in the expense ratio occurred due to a $115,000 writedown of deferred acquisition costs resulting from the loss ratios on the Company's non-standard automobile business, and declining premium writings in the first six months of 1996.

FEDERAL INCOME TAXES

     The effective tax rate for the six months ended June 30, 1996 of 35.9% has increased from the effective tax rate for the first two quarters of 1995 of 13.0%. The Company has substantially eliminated tax-exempt securities in its portfolio since the first quarter of 1995, resulting in an effective tax rate closer to the federal tax rate of 34%.

NET INCOME

     Net income for the three months ended June 30, 1996 was $1.3 million compared to $192,000 for the same period in the preceding year, primarily due to the recognition of the gain on the assignment of the non-standard automobile
agency contracts to Deerbrook of $1.1 million.   For the first six months of
1996, net income was $456,000 versus $202,000 for the six months ended June 30, 1995. Net income for the first two quarters of 1996 includes the gain on the assignment of $1.1 million and realized gains on investment sales of $230,000 while the results for the six months ended June 30, 1995 include realized losses on investment sales of $217,000. Excluding these two items, the Company experienced a net loss of $885,000 for the six months ended June 30, 1996 as compared to net income of $418,000 for the six months ended June 30, 1995, primarily due to increases in the loss and loss adjustment expense ratio and the underwriting expense ratio, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Mercury is a holding company whose principal assets are its investment in the capital stock of the Syndicate, FMIC and All Nation. Generally, Mercury is dependent upon the receipt of dividends from the Syndicate and All Nation to fund any necessary cash requirements, including debt service expenses. The Syndicate and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. The Syndicate's board of directors has authorized dividend payments from the Syndicate to Mercury of up to $2.0 million during 1996. In addition, Mercury anticipates cash payments from Deerbrook of $1.2 million each in 1996 and 1997, respectively, for the non-compete agreement. The Company believes these amounts are sufficient to meet Mercury's current cash flow requirements.

     The Company's subsidiaries' primary sources of cash flow are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses and other operating expenses. The Company's insurance operations utilized cash of $747,000 during the six months ended June 30, 1996 as compared to $318,000 in the first two quarters of 1995. The decreased cash flow primarily resulted from a decline in premium revenues at All Nation under the quota share reinsurance agreement with Allstate.

     At June 30, 1996, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $5.2 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

     As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of June 30, 1996 was approximately three years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of 1996.

ITEM 5.   OTHER INFORMATION

     Effective in July 1996, the Company has entered into a letter of intent to purchase a Michigan insurance agency. Purchase price and other terms are subject to the results of due diligence proceedings to be performed within a 90 day period of exclusive dealing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

     10.20 Reinsurance Agreement effective June 28, 1996 between the Syndicate and FMIC.

b. REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       FIRST MERCURY FINANCIAL CORPORATION






Date: August 13, 1996               By:           /s/  William S. Weaver
                                                  ------------------------------

                                                  William S. Weaver
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and duly authorized to sign on
                                                  behalf of the Registrant)