Form 10-Q
period 1996-09-30
FIRST MERCURY FINANCIAL CORP
filed 1996-11-14
CIK 929186

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                         Commission File Number 33-83382

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

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of November 13, 1996 was 6,164.07.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       FIRST MERCURY FINANCIAL CORPORATION


                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets;
                September 30, 1996 (Unaudited) and
                December 31, 1995                                          2

            Condensed Consolidated Statements of
                Operations (Unaudited); Three
                Months and Nine Months Ended September 30,
                1996 and 1995                                              3

            Condensed Consolidated Statements of
                Stockholders' Equity (Unaudited); Nine
                Months Ended September 30, 1996 and 1995                   4

            Condensed Consolidated Statements of
                Cash Flows (Unaudited); Nine Months
                Ended September 30, 1996 and 1995                          5

            Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                     6

          Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            7

Part II.  OTHER INFORMATION                                               13

                       FIRST MERCURY FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


                                                                  September 30,     December 31,
                                  ASSETS                              1996              1995
                                                                      ----              ----
                                                                   (Unaudited)
Investments:
     Debt securities available for sale, at market value         $  72,010,821       77,626,804
     Preferred stocks, at market                                     3,182,487        3,694,910
     Short-term investments                                          4,859,658        4,413,700
                                                                  -------------    -------------
          Total investments                                         80,052,966       85,735,414

Cash and cash equivalents                                            4,202,583        2,336,140
Premiums and reinsurance balances receivable                         2,223,538        3,095,948
Accrued investment income receivable                                   799,469          905,699
Other receivables                                                      856,217          300,000
Reinsurance recoverable on unpaid losses                             6,359,926        3,556,940
Prepaid reinsurance premiums                                         2,615,729          705,870
Deferred acquisition costs                                             997,509        1,673,291
Deferred federal income taxes                                        2,180,193        1,813,631
Federal income taxes recoverable                                       863,336        1,199,775
Fixed assets, net of accumulated depreciation                        2,008,966        1,654,401
Other assets                                                         1,204,076        1,068,272
                                                                  -------------    -------------

          Total assets                                           $ 104,364,508      104,045,381
                                                                  -------------    -------------
                                                                  -------------    -------------


              LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense reserves                        $  56,827,202       56,570,332
Unearned premium reserves                                            7,272,668        8,800,175
Long-term debt                                                      10,000,000       10,000,000
Ceded reinsurance payable                                              128,838          254,657
Accounts payable and accrued expenses                                4,147,496        2,015,347
                                                                  -------------    -------------

          Total liabilities                                         78,376,204       77,640,511

Minority interest                                                        2,921            3,634

Stockholders' equity:
     Cumulative preferred stock, issued and outstanding
     20,850 shares                                                         209              209
     Common stock, issued and outstanding 6,164.07 shares                   62               62
     Gross paid-in and contributed capital                           3,474,872        3,474,872
     Unrealized gains (losses) on marketable securities,
     net of federal income taxes                                      (110,888)       1,270,614
     Retained earnings                                              22,621,128       21,655,479
                                                                  -------------    -------------

          Total stockholders' equity                                25,985,383       26,401,236
                                                                  -------------    -------------

          Total liabilities and stockholders' equity             $ 104,364,508      104,045,381
                                                                  -------------    -------------
                                                                  -------------    -------------

                       FIRST MERCURY FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                          September 30,                    September 30,
                                                       ------------------------      ------------------------
                                                         1996           1995           1996           1995
                                                         ----           ----           ----           ----

Net earned premiums                                  $  3,639,467      7,336,732     18,116,994     21,532,907

Net investment income                                   1,294,354      1,932,035      4,004,187      4,610,643
Realized gains (losses) on the sale of investments         63,070        (34,268)       293,328       (251,170)
Gain (loss) on assignment of non-standard
  automobile agency contracts                            (634,814)             -        476,478              -
Miscellaneous income                                      716,677         84,948      1,049,366        150,614
                                                      ------------   ------------   ------------   ------------

     Total revenues and other income                    5,078,754      9,319,447     23,940,353     26,042,994
                                                      ------------   ------------   ------------   ------------

Losses and loss adjustment expenses, net                2,198,670      6,040,692     14,613,139     16,736,252
Amortization of deferred acquisition expenses             675,238      1,358,130      3,692,607      4,203,602
Other underwriting expenses                               722,652      1,283,099      2,834,674      3,687,070
Interest expense                                          298,809        275,000        904,700        822,029
                                                      ------------   ------------   ------------   ------------

     Total expenses                                     3,895,369      8,956,921     22,045,120     25,448,953
                                                      ------------   ------------   ------------   ------------

     Income before federal income taxes                 1,183,385        362,526      1,895,233        594,041

Federal income taxes                                      329,774       (130,000)       585,559       (100,000)
                                                      ------------   ------------   ------------   ------------

     Net income                                      $    853,611        492,526      1,309,674        694,041
                                                      ------------   ------------   ------------   ------------
                                                      ------------   ------------   ------------   ------------

Per-share earnings                                   $     138.48          79.90         212.47         112.59
                                                      ------------   ------------   ------------   ------------
                                                      ------------   ------------   ------------   ------------

                       FIRST MERCURY FINANCIAL CORPORATION
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                   Net Unrealized
                                                                 Gross Paid-in     Gains (Losses),
                                           Preferred   Common   and Contributed    Net of Federal     Retained
                                             Stock      Stock       Capital         Income Taxes      Earnings         Total
                                             -----      -----       -------         ------------      --------         -----

Balance at December 31, 1994                 $  209        62       3,437,372        (1,752,247)      22,051,234     23,736,630

Net income                                        -         -               -                 -          694,041        694,041
Dividends paid to preferred stockholders          -         -               -                 -         (344,025)      (344,025)
Change in market values of
   marketable investment securities               -         -               -         2,506,557                -      2,506,557
                                              ------    ------    ------------      ------------     ------------   ------------

Balance at September 30, 1995                $  209        62       3,437,372           754,310       22,401,250     26,593,203
                                              ------    ------    ------------      ------------     ------------   ------------
                                              ------    ------    ------------      ------------     ------------   ------------


Balance at December 31, 1995                 $  209        62       3,474,872         1,270,614       21,655,479     26,401,236

Net income                                        -         -               -                 -        1,309,674      1,309,674
Dividends paid to preferred stockholders          -         -               -                 -         (344,025)      (344,025)
Change in market values of                        -         -
   marketable investment securities               -         -               -        (1,381,502)               -     (1,381,502)
                                              ------    ------    ------------      ------------     ------------   ------------

Balance at September 30, 1996                $  209        62       3,474,872          (110,888)      22,621,128     25,985,383
                                              ------    ------    ------------      ------------     ------------   ------------
                                              ------    ------    ------------      ------------     ------------   ------------

                       FIRST MERCURY FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                             ------------------------------------
                                                                   1996                1995
                                                                   ----                ----

Net cash provided by (used in) operating activities             $  (578,786)            917,701

Cash flows from investing activities:
   Cost of short-term investments acquired                      (24,609,445)        (33,984,088)
   Proceeds from disposals of short-term investments             24,163,486          46,174,428
   Cost of debt securities acquired                             (12,588,095)        (39,689,955)
   Proceeds from maturities of debt securities                    6,398,360           5,698,793
   Proceeds from debt securities sold                            10,299,246          19,281,339
   Cost of equity securities acquired                              (868,078)           (199,162)
   Proceeds from equity securities sold                           1,288,984                   -
   Proceeds from repayment of mortgage loan                               -           2,750,000
   Other, net                                                      (470,204)            (60,172)
                                                              --------------      --------------

         Net cash provided by (used in) investing activities      3,614,254             (28,817)
                                                              --------------      --------------

Cash flows used in financing activities:
   Interest payments on senior subordinated notes                  (825,000)           (736,389)
   Dividends paid to preferred stockholders                        (344,025)           (344,025)
                                                              --------------      --------------

         Net cash used in financing activities                   (1,169,025)         (1,080,414)
                                                              --------------      --------------

Net increase (decrease) in cash and cash equivalents              1,866,443            (191,530)

Cash and cash equivalents at beginning of period                  2,336,140           2,290,376
                                                              --------------      --------------

Cash and cash equivalents at end of period                     $  4,202,583           2,098,846
                                                              --------------      --------------
                                                              --------------      --------------

                        FIRST MERCURY FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements of First Mercury Financial Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the Company's
      December 31, 1995 annual report on Form 10-K.

      The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

     On April 30, 1996, an agreement was entered into between Mercury, All Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of All Nation's independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. Neither Allstate nor Deerbrook are affiliates of Mercury or its subsidiaries. The agreement was effective May 1, 1996. The stated price for the independent agent contracts and associated prospective premium was $2.4 million with another $2.4 million paid by Allstate in exchange for a non-compete clause and various financial guarantees.

     On June 28, 1996, the Syndicate formed an Illinois property and casualty insurance subsidiary, FMIC, with an initial capitalization of $5 million, and several days later, contributed $15 million to the surplus of FMIC. The formation of FMIC, a licensed Illinois insurer, provided Mercury with an affiliated insurance company in which to place coverages previously offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer effected June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC, resulting in net loss and loss adjustment expense reserves remaining in the Syndicate of approximately $4 million. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. Effective July 18, 1996, FMIC and Empire Fire and Marine Insurance Company ("Empire")agreed upon a quota share reinsurance arrangement whereby Empire writes on a direct basis the coverages previously offered by the
Syndicate and cedes 50% of such business to FMIC.   Empire will be performing
claims handling services for this business as part of the reinsurance arrangement. On November

7, 1996, the Syndicate and the IIE executed the withdrawal agreement that sets forth the proposed terms of the Syndicate's withdrawal from the IIE. The formal withdrawal and other transactions contemplated in the withdrawal agreement will be consummated upon closing, which is expected to take place prior to year end. Several of the conditions to closing are dependent upon the approval of the Illinois Department of Insurance. In connection with the Syndicate's withdrawal, it is anticipated that the Syndicate will merge into FMIC, with FMIC being the surviving entity. Additionally, the withdrawal agreement provides that FMIC will establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate, including all claim liabilities transferred to FMIC under the loss portfolio transfer. In addition, $1 million will remain in a Guaranty Fund Account at the IIE for a period of three years. Any amounts remaining at the end of the three-year period will be paid to FMIC. The Syndicate is also required to pay withdrawal fees totaling $492,000 over a three year period, with one-third due upon closing and one-third at the annual anniversary dates. In connection with its withdrawal from the IIE, the Syndicate has voluntarily withdrawn from California and suspended operations in Florida, two states in which it was independently authorized to write premium or insurance. Following the withdrawal and merger, FMIC intends to pursue licensure or authority to write insurance business in a number of states.

RESULTS OF OPERATIONS

     The following table reflects revenues of the Company for the three month and nine month periods ended September 30, 1996 and 1995:

                                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                             1996                    1995                    1996                    1995
                                      -------------------     -------------------     -------------------      ------------------
                                      AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT      AMOUNT     PERCENT
                                      ------      -------     ------      -------     ------      -------      ------     -------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
NET PREMIUMS EARNED:
Specialty commercial lines:
     Security, fire and alarm. . . .  $2,158        59.3%      2,078        28.3%     $6,347        35.0%      6,018        27.9%
     Police. . . . . . . . . . . . .     146         4.0         482         6.6         654         3.6       1,905         8.8
     Public officials. . . . . . . .     145         4.0         223         3.0         501         2.8         765         3.6
     Other . . . . . . . . . . . . .     331         9.1         357         4.8         844         4.7         956         4.5
Non-standard automobile lines:
     Agency auto liability . . . . .     400        11.0       2,853        38.9       6,782        37.4       8,479        39.4
     Direct auto liability . . . . .     171         4.7         372         5.1         566         3.1         697         3.2
     Agency auto physical damage . .     176         4.8         785        10.7       2,028        11.2       2,373        11.0
     Direct auto physical damage . .     112         3.1         187         2.6         395         2.2         340         1.6
                                         ---        ----      ------       -----       -----         ---         ---        ----

Total net premiums earned. . . . . .  $3,639       100.0%     $7,337       100.0%    $18,117       100.0%    $21,533       100.0%
                                      ------     -------      ------      ------     -------      ------     -------      ------
                                      ------     -------      ------      ------     -------      ------     -------      ------

NET PREMIUMS EARNED

     Net premiums earned for the three and nine months ended September 30, 1996 declined 50.4% and 15.9%, respectively, in comparison to the year earlier periods. The Company's specialty commercial lines, which are comprised of security, fire and alarm, police, public officials and miscellaneous commercial coverages, decreased 11.5% and 13.5%, respectively, for the three months and nine months ended September 30, 1996 versus the three months and nine months ended

September 30, 1995. Net premiums earned for security, fire and alarm coverages, however, increased 3.9% and 5.5%, respectively, in the third quarter of 1996 and in the first nine months of 1996, when compared to the same periods in the prior year. The Company has experienced a 42.7% increase in policy counts for the nine months ended September 30, 1996 in comparison to the year earlier period for security, fire and alarm coverages. This increase has been offset by declining premium rates in the first three quarters of 1996. The Company is writing these coverages under a quota share reinsurance agreement with Empire effective July 18, 1996. The Company believes that Empire's A+ (Superior) A.M. Best rating will allow it to write security, fire and alarm coverages at more profitable rates in the future. During the first quarter of 1996, the Company decided to non-renew a substantial amount of the police business, resulting in a 58.7% and 56.7% decrease in net premiums earned for police and public official coverages (often provided in tandem) for the three months and the nine months ended September 30, 1996 in comparison to the three months and nine months ended September 30, 1995. The Company has been actively pursuing a workers' compensation program as a complementary product to the security, fire and alarm coverages it provides.

     Net premiums earned for private passenger non-standard automobile coverages decreased 17.8% for the nine months ended September 30, 1996 in comparison to
the year earlier period.   For the three months ended September 30, 1996, net
premiums earned for private passenger non-standard automobile coverages decreased 79.5% from the comparable period of the preceding year. The decrease in non-standard automobile net premiums earned resulted from the 100% reinsurance of all of the Company's agency-produced non-standard automobile premium with Allstate effective May 1, 1996. Net premiums earned for direct response non-standard automobile coverages have decreased slightly for the first nine months of 1996 versus the first nine months of 1995, however, the Company has refocused its efforts toward direct response coverages in the third quarter of 1996.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

     Net investment income decreased approximately $638,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. For the nine months ended September 30, 1996, net investment income decreased $606,000 in comparison to the same period of the preceding year. The primary reason for the decrease was the Company's recognition of a $500,000 yield maintenance fee on the early repayment of a mortgage loan in the third quarter of 1995.

     For the three months ended September 30, 1996, the Company realized a net gain on the sale of investments of $63,000 versus a net loss of $34,000 for the same period in the prior year. The Company recognized a net gain on the sale of investments of $293,000 for the nine months ended September 30, 1996 as compared to a $251,000 net loss for the nine months ended September 30, 1995. The net loss in 1995 primarily resulted from the Company's decision to reduce its investments in tax-exempt securities in the first quarter of 1995.

     At September 30, 1996, the unrealized loss on investments available for sale, net of tax, was

$111,000 in comparison to a $1.3 million unrealized gain as of December 31, 1995. The market value of the Company's portfolio has been adversely affected by the increase in interest rates over the first three quarters of 1996.

GAIN ON ASSIGNMENT OF AGENCY CONTRACTS AND MISCELLANEOUS INCOME

     The Company recognized a gain on the assignment of the All Nation agency contracts of $476,000 for the nine months ended September 30, 1996. The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract and costs attendant with the sale of a line of business. The Company reevaluated its exposure under the risk-sharing clause of the quota share reinsurance agreement based on additional loss information and reduced the gain recognized by $635,000 in the third quarter of 1996. Revenue related to the non-compete clause of $134,000 has been recognized as of September 30, 1996 under a straight-line amortization over the 36 month term of the non-compete agreement. In the nine months ended September 30, 1996, All Nation also recognized approximately $464,000 of ceding fees under its quota share reinsurance arrangement with Allstate.

LOSS AND LOSS ADJUSTMENT EXPENSES

     Loss and loss adjustment expenses incurred decreased 63.6% to $2.2 million for the three months ended September 30, 1996 from $6.0 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, loss and loss adjustment expenses incurred decreased 12.7% versus the comparable period in the preceding year. The loss and loss adjustment expense ratio for private passenger automobile coverages increased to 83.1% for the nine months ended September 30, 1996 as compared to 80.4% for the nine months ended September 30, 1995. The increase resulted primarily from declining rates during 1995 due to competitive pressures in the non-standard automobile business placed through independent agents. The Company implemented rate increases in all states during 1996 in an effort to recognize pricing inadequacies and results have improved from the 103% loss ratio experienced in the first quarter of 1996. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased to 74.7% for the nine months ended September 30, 1996 versus 74.4% for the comparable period in the preceding year. The 1995 loss ratio reflects a release of reserve redundancies approximating $200,000. There were no reserve redundancy releases in the first nine months of 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS, OTHER UNDERWRITING EXPENSES AND INTEREST EXPENSE

     Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the third quarter of 1996, acquisition costs and other underwriting expenses decreased approximately $1.2 million to $1.4 million as compared to $2.6 million for the same period in the preceding year. For the nine months ended September 30, 1996, amortization of deferred acquisition costs and other underwriting expenses decreased $1.4 million to $6.5 million versus $7.9 million for the same period in the preceding year. The Company's underwriting expense ratio declined slightly in the first nine months of 1996 to 34.6% in comparison to 35.4% for the nine months ended September 30, 1995. The decrease in the expense ratio occurred primarily due to reimbursed expenses under the Deerbrook service contract effective May 1, 1996.

FEDERAL INCOME TAXES

     The effective tax rate for the nine months ended September 30, 1996 of 30.9% has increased from the effective tax rate for the first three quarters of 1995 of (16.8%). The Company has substantially eliminated tax-exempt securities in its portfolio since the first quarter of 1995, resulting in an effective tax rate closer to the federal tax rate of 34%.

NET INCOME

     Net income for the three months ended September 30, 1996 was $854,000 compared to $493,000 for the same period in the preceding year, primarily due to improvement in All Nation's loss and loss adjustment expense ratio under the increased rates implemented in 1996 and revenue recognized under the non-compete agreement with Deerbrook and the quota share reinsurance contract with Allstate. For the first nine months of 1996, net income was $1,310,000 versus $694,000 for the nine months ended September 30, 1995. Net income for the first three quarters of 1996 includes the gain on the assignment of the agency contracts of $476,000, realized gains on investment sales of $293,000 and tax expense of $586,000 while the results for the nine months ended September 30, 1995 include realized losses on investment sales of $251,000 and a tax benefit of $100,000. Excluding these items, the Company recognized net income of $1,125,000 for the nine months ended September 30, 1996 as compared to net income of $845,000 for the nine months ended September 30, 1995, primarily due to the effects of the non-compete and quota share reinsurance agreements, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     Mercury is a holding company whose principal assets are its investment in the capital stock of the Syndicate, FMIC and All Nation. Generally, Mercury is dependent upon the receipt of dividends from the Syndicate and All Nation to fund any necessary cash requirements, including debt service expenses. The insurance companies are restricted by regulation as to the amount of dividends they may pay without regulatory approval. The Syndicate's board of directors had authorized dividend payments from the Syndicate to Mercury of up to $2.0 million during 1996. No dividends were paid from the Syndicate to Mercury in the first nine months of 1996. In connection with the merger of the Syndicate into FMIC, the board has approved dividend payments from the Syndicate to Mercury of up to $2.4 million. In addition, Mercury anticipates cash payments from Deerbrook of $1.2 million each in 1996 and 1997, respectively, for the non-compete agreement. The Company believes these amounts are sufficient to meet Mercury's current cash flow requirements.

     The Company's subsidiaries' primary sources of cash flow are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses and other operating expenses. The Company's insurance operations utilized cash of $579,000 during the nine months ended September 30, 1996 as compared to cash generated of $918,000 in the first three quarters of 1995. The decreased cash flow primarily resulted from a decline in premium revenues at All Nation under the quota share reinsurance agreement with Allstate.

     At September 30, 1996, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $4.9 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

     As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of September 30, 1996 was approximately three years.

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

     On November 6, 1996, an affiliate of the Company filed suit in the Circuit Court of Oakland County, Michigan, against several parties relating to such parties' roles in interfering with the July 1996 letter of intent to purchase a Michigan insurance agency.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the third quarter of 1996.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

     10.21 Withdrawal Agreement effective November 7, 1996 between the Syndicate and the IIE.

     27        Financial Data Schedule.

B. REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       FIRST MERCURY FINANCIAL CORPORATION




Date: November 13, 1996                 By:  /s/    William S. Weaver
                                             ------------------------------

                                             William S. Weaver
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and duly authorized to sign on
                                             behalf of the Registrant)