Form 10-K405
period 1996-12-31
FIRST MERCURY FINANCIAL CORP
filed 1997-03-31
CIK 929186

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Aggregate market value of the registrant's voting stock held by non-affiliates of the registrant. Not applicable.

         The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 28, 1997 was 6,164.07.

--------------------------------------------------------------------------------
================================================================================

                                     PART I

ITEM 1. BUSINESS

         First Mercury Financial Corporation ("Mercury") is an insurance holding company incorporated in Delaware in December 1993 and engaged, through its subsidiaries, in the underwriting of specialty commercial lines and non-standard automobile insurance for individuals. Mercury's subsidiaries are First Mercury Insurance Company ("FMIC"), an Illinois property and casualty insurance company and successor to First Mercury Syndicate, Inc. (the "Syndicate"), All Nation Insurance Company ("All Nation") and its wholly owned subsidiary, National Family Insurance Corporation ("National Family"), both Minnesota property and casualty insurance companies.

         Mercury and its subsidiaries (the "Company") utilize the services of the following service company affiliates in their operations (i) CoverX Corporation ("CoverX"), which acted as a wholesale producer and underwriter of insurance business for the Syndicate, and provides claims handling services on Syndicate business to FMIC and (ii) Mercury Management, Inc. ("MM"), which is responsible for the administrative and underwriting functions of FMIC and provides certain administrative services to All Nation. CoverX and MM (the "Service Companies") are controlled by Jerome M. Shaw, an officer, director and major stockholder of Mercury. All Nation's operations are performed by its own employees, with the exception of certain administrative functions that are provided by MM pursuant to contract.

         The Company, its predecessors and its affiliates have been underwriters of specialty commercial lines of insurance for over twenty years. CoverX was established in 1973 to market and underwrite specialty commercial lines of insurance nationwide on behalf of specialty insurance companies. In 1985, the Company formed the Syndicate to take advantage of the then favorable underwriting opportunities within specialty commercial lines of insurance, and the Syndicate was admitted as a member syndicate on the IIE to pursue risk bearing activities on a surplus lines basis. In January 1992, the Company expanded its insurance business to include personal lines through the acquisition of All Nation. All Nation was founded in 1961 to underwrite non-standard automobile insurance in the state of Minnesota. During the 1970's and 1980's, All Nation expanded into several other Midwestern and Western states. The Company currently underwrites non-standard automobile insurance coverage in 10 states and is licensed to write multiple lines in 15 states.

         Prior to its withdrawal from the Illinois Insurance Exchange ("IIE") in December 1996, the Syndicate operated as an underwriting member of the IIE. Under the eligibility of the IIE, the Syndicate wrote general liability insurance, allied property, and auto physical damage coverage in 44 states, the District of Columbia, and the U.S. Virgin Islands. On June 28, 1996, the Syndicate formed FMIC as an Illinois domiciled property and casualty insurance subsidiary with an initial capitalization of $5 million and a subsequent $15 million contribution to surplus. The formation of FMIC, a licensed Illinois insurer, provided the Company with an affiliated company in which to potentially place coverages offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer, on June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. On November 7, 1996, the Syndicate and the IIE executed a withdrawal agreement. Subsequent to the Syndicate's withdrawal, the Syndicate was merged into FMIC. As of December 31, 1996, FMIC was an admitted carrier only in the state of Illinois. As a result, FMIC and Empire Fire and Marine Insurance Company ("Empire"), an unaffiliated insurance company, entered into a quota share reinsurance arrangement effective July 18, 1996 whereby Empire writes on a direct basis the coverages previously offered by the Syndicate and cedes 50 percent of such business to FMIC.

         On May 1, 1996, an agreement was entered into between Mercury, All Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of All Nation's independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. The agreement also included a three year non-compete clause and various financial guarantees by Mercury. Under the agreement, All Nation continues to write agency non-standard automobile coverages and cedes 100% of the written business to Allstate under a quota share reinsurance agreement for a period of up to two years, as Deerbrook is taking over the direct writing and servicing responsibility from All Nation on a state-by-state basis over the two-year period. In addition, All Nation provides underwriting and administrative services for the ceded business on a percentage of premiums basis for an initial period of up to two years. The agreements do not include All Nation's direct response non-standard automobile business or agency-produced non-standard automobile business written prior to May 1, 1996.

SPECIALTY COMMERCIAL LINES

         Through FMIC and FMIC's relationships with the Service Companies and Empire, the Company provides liability coverages primarily for security guard and alarm companies, fire suppression equipment installation companies and police and public officials on both an occurrence and a claims made basis. FMIC provides reinsurance of these coverages under its arrangement with Empire, however, FMIC intends to begin writing these coverages on a direct basis as it becomes authorized or eligible to write insurance business in states where the Syndicate wrote premium directly.

NON-STANDARD AUTOMOBILE INSURANCE

         Through All Nation, the Company markets and underwrites primarily non-standard automobile insurance for individuals on an occurrence basis. Non-standard automobile insurance is designed for drivers who are unable to purchase insurance in the preferred or standard market due to the lapse of previous automobile coverage, limited driving experience, unsatisfactory prior driving records or other restrictive underwriting criteria.

         All Nation's business strategy is to be a low-cost provider of non-standard automobile insurance while providing superior service to insureds. The Company intends to achieve additional growth and profitability in its non-standard automobile insurance business by marketing its products directly to insureds and expanding its commercial liability book started in 1995. All Nation began direct marketing of its non-standard automobile insurance products in the states of Iowa and Illinois during the fourth quarter of 1994. The Company has made a significant investment in the direct marketing program in the form of personnel, systems and advertising. All Nation also plans to build upon the current commercial business in the states of Minnesota, Montana and Idaho during 1997.

         The following table sets forth the gross written premiums derived from all of the Company's lines of business for the periods presented:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                              1994                    1995                     1996
                                        ------------------      -------------------      ------------------
                                        AMOUNT     PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                        ------     -------      ------      -------      ------     -------
                                                               (DOLLARS IN THOUSANDS)
GROSS WRITTEN PREMIUMS:
  Specialty commercial lines:
    Security, fire and alarm.........  $ 9,521      28.58%     $ 9,745       28.55%     $ 7,541      27.70%
    Police...........................    3,777      11.34        1,581        4.63          428       1.57
    Public officials.................    1,405       4.22          904        2.65          535       1.97
    Other............................    1,667       5.00        1,773        5.22        1,675       6.15
  Non-standard automobile lines:
    Agency personal auto liability...   13,087      39.29       14,246       41.75       12,480      45.85
    Agency personal auto physical
    damage...........................    3,700      11.11        4,003       11.73        3,586      13.17
    Direct personal auto liability...      102       0.30        1,202        3.52          618       2.27
    Direct personal auto physical
    damage...........................       54       0.16          668        1.95          358       1.32
                                       -------     -------     -------      -------     -------     -------
  Total gross written premiums.......  $33,313     100.00%     $34,122      100.00%     $27,221     100.00%
                                       =======     =======     =======      =======     =======     =======

GEOGRAPHIC DISTRIBUTION OF DIRECT PREMIUMS

         The geographical distribution of the Company's business for 1996, all of which is in the United States, is set forth in the following table:

                                             NON-STANDARD
                        SPECIALTY LINES       AUTOMOBILE           AGGREGATE
                       -----------------  ------------------   -----------------
                        DIRECT             DIRECT               DIRECT
                       PREMIUMS           PREMIUMS             PREMIUMS
     STATE              EARNED   PERCENT   EARNED    PERCENT    EARNED   PERCENT
----------------       --------  -------  --------   -------   --------  -------
                                        (DOLLARS IN THOUSANDS)

Montana                $   175      2%     $ 2,913     16%     $ 3,088     11%
Washington                 104      1        2,548     14        2,652      9
Idaho                       24     --        2,557     14        2,581      9
California               2,510     23           --     --        2,510      9
Oregon                      57      1        1,977     11        2,034      7
Utah                        13     --        1,673      9        1,686      6
South Dakota                15     --        1,452      8        1,467      5
Iowa                       126      1        1,283      7        1,409      5
Texas                    1,305     12           --     --        1,305      5
North Dakota                13     --        1,288      7        1,301      4
Illinois                   861      8          387      2        1,248      4
Wisconsin                   60      1        1,142      6        1,202      4
Minnesota                  363      3          737      4        1,100      4
Pennsylvania               804      7           --     --          804      3
Other States*            4,313     40           30     --        4,343     15
                       -------    ---      -------    ---      -------    ---
Totals                 $10,743    100%+    $17,987    100%+    $28,730    100%
                       =======    ===      =======    ===      =======    ===

----------
*    All states with direct earned premiums of less than 2% of total.
+    Does not total 100% due to rounding.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The Company is directly liable for loss and loss adjustment expense payments under the terms of the insurance policies that it writes. In many cases, particularly in the specialty commercial lines, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves on an undiscounted basis (i.e., without taking into account the time value of money), which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

         When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments. The estimate reflects an informed judgement based on established reserving practices and the experience and knowledge of All Nation's and the Service Companies' claims management staffs and FMIC's officers regarding the nature and value of the claim as well as the estimated expense of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. The case reserving for the specialty commercial lines is highly subjective due to the volatile nature of the claims and the potential for litigation. The case reserving process for automobile lines is generally more predictable due to shorter reporting and payment patterns.

         Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported, as well as future developments on losses reported to the Company ("IBNR" reserves). The amount of an insurer's incurred losses in a given period is determined by adding losses and loss adjustment expenses paid during the period to case loss and loss adjustment expense reserves and IBNR reserves (collectively, "loss reserves") at the end of the period, then subtracting loss reserves existing at the beginning of the period.

         As part of the reserving process, historical data are reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data become available and are reviewed, these estimates and judgements are revised, resulting in increases or decreases to existing reserves.

         In order to comply with state insurance laws and regulations, the Company engages independent actuarial consultants to perform periodic loss reserve analyses and to provide annual statements of actuarial opinion.

         The following table sets forth a reconciliation of beginning and ending reserves as shown on the Company's financial statements (on a GAAP basis) for unpaid losses and loss adjustment expenses for the years indicated:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                              --------   --------   --------
                                                                       (IN THOUSANDS)
Reserves for losses and loss adjustment expenses
 at beginning of year:
  Gross ....................................................  $ 61,461   $ 60,458   $ 56,570
  Ceded ....................................................    (6,915)    (7,742)    (3,556)
                                                              --------   --------   --------
  Net ......................................................    54,546     52,716     53,014
Reserves reassumed under reinsurance commutations ..........      --        2,368       --
Incurred losses and loss adjustment expenses:
  Provision for insured events of the current year .........    24,319     24,937     19,810
  Decrease in provision for insured events of prior years ..    (5,128)    (1,696)    (3,172)
                                                              --------   --------   --------
      Total incurred losses and loss adjustment expenses ...    19,191     23,241     16,638
                                                              --------   --------   --------
Payments:
  Losses and loss adjustment expenses attributable to
    insured events of the current year .....................     6,387     10,295      7,492
  Losses and loss adjustment expenses attributable to
    insured events of prior years ..........................    14,634     15,016     15,125
                                                              --------   --------   --------
      Total payments .......................................    21,021     25,311     22,617
                                                              --------   --------   --------
Reserves, end of year:
  Net ......................................................    52,716     53,014     47,035
  Ceded ....................................................     7,742      3,556      8,484
                                                              --------   --------   --------
  Gross ....................................................  $ 60,458   $ 56,570   $ 55,519
                                                              ========   ========   ========

         The preceding table indicates that during the calendar years 1994 through 1996, the Company's results were favorably impacted by the loss and loss adjustment expense development related to prior accident years. The significant components of reserve development by calendar year are explained below. In its specialty commercial lines, the Company has seen evidence of case reserve redundancies in total for the older accident years. The Company's approach to setting case reserves has remained consistent since inception. Prior to 1992, the Company projected IBNR reserves in its specialty commercial lines based on an expected loss ratio. Revisions to the expected loss ratio were infrequent after the accident years started to mature. During 1992, the Company reevaluated the required reserves for each accident year. Development on the earlier accident years (1985 through 1989) indicated significant redundancies and a portion of the redundancies were released in 1994 and 1995 as the Company's ultimate loss for these years became more evident. These changes were the result of the Company's ongoing analysis of the adequacy of loss reserves as additional loss history became available. The Company's policy with regard to IBNR reserving has been consistent since 1992, and continued release of IBNR redundancies to the extent seen in fiscal 1994 is not anticipated.

         During 1996, the Company experienced favorable development of approximately $2,173,000 in specialty commercial reserves for accident years 1988 through 1995. Due to increased frequency in 1995 and increased severity in 1996, the Company strengthened reserves in the 1995 and 1996 accident years rather than release any redundancies related to the more mature accident years.

         In the personal automobile lines, the Company has experienced favorable development in 1996 of approximately $865,000 on accident year 1995. Due to deteriorating 1996 loss experience on the Company's personal automobile business written through agents, the Company strengthened reserves for the 1996 accident year rather than release any redundancies.

         The Company experienced favorable development of approximately $876,000 and $1.7 million in its specialty commercial lines for calendar years 1995 and 1994, respectively. Significant redundancies occurred in the oldest accident years and were partially offset by increases in the most recent accident years as discussed above.

         The Company experienced favorable development in the personal automobile lines of approximately $630,000 and $1.0 million during calendar years 1995 and 1994, respectively. The favorable development occurred primarily in accident years 1993 and 1994 and resulted from conservative estimates of IBNR reserves.

         The following table presents the development of net unpaid loss and loss adjustment expense reserves from 1986 through 1996 for the Company. The top line of the table shows the estimated net reserve for unpaid losses and loss adjustment expenses at the balance sheet date for each of the indicated years. These figures represent the estimated amount of net unpaid losses and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The table also shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. Conditions and trends that have affected the development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.

                                                                 Years ended December 31,
                                             --------------------------------------------------------------------------------
                                              1986     1987     1988     1989     1990     1991     1992(5)  1993(5)  1994(5)
                                             -------  -------  -------  -------  -------  -------  -------  -------  -------
Net reserves for losses and loss adjustment
     expenses, as stated(1) ...............  $13,442  $25,913  $35,322  $41,847  $45,272  $46,930  $58,180  $56,469  $54,864
Cumulative net paid as of(2):
     One year later .......................  $   912  $ 3,132  $ 4,989  $ 5,776  $ 7,898  $ 9,179  $16,379  $14,201  $17,878
     Two years later ......................    3,211    7,229    9,986   12,611   15,850   18,161   25,990   26,206   26,569
     Three years later ....................    5,056   10,386   14,809   18,083   22,911   24,243   34,398   31,855
     Four years later .....................    5,886   13,279   18,401   22,320   27,315   28,591   37,691
     Five years later .....................    6,851   14,903   20,993   25,177   30,241   30,364
     Six years later ......................    7,528   16,139   22,343   26,460   31,276
     Seven years later ....................    8,337   17,037   22,823   26,956
     Eight years later ....................    8,393   17,504   22,952
     Nine years later .....................    8,813   17,509
     Ten years later ......................    8,813
Reserves reestimated as of(3):
     One year later .......................   12,740   25,123   36,479   40,111   44,874   45,225   53,715   51,067   53,722
     Two years later ......................   12,389   26,124   34,847   39,733   41,788   40,838   48,509   50,188   50,322
     Three years later ....................   13,378   24,100   34,410   35,550   37,859   36,432   48,264   48,381
     Four years later .....................   12,024   24,057   29,590   31,377   34,081   35,327   47,938
     Five years later .....................   11,970   21,001   26,266   28,534   33,826   34,691
     Six years later ......................    9,762   18,972   24,300   28,560   33,737
     Seven years later ....................    9,121   17,697   24,241   28,640
     Eight years later ....................    8,605   17,745   24,246
     Nine years later .....................    8,828   17,746
     Ten years later ......................    8,828
                                             -------  -------  -------  -------  -------  -------  -------  -------  -------
Net cumulative redundancy (deficiency)(4) .  $ 4,614  $ 8,167  $11,076  $13,207  $11,535  $12,239  $10,242  $ 8,088  $ 4,542
                                             -------  -------  -------  -------  -------  -------  -------  -------  -------
                                             -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves, end of year:
     Gross.................................                                                                 $63,384  $62,606
     Ceded ................................                                                                  (6,915)  (7,742)
                                                                                                            -------  -------
     Net...................................                                                                 $56,469  $54,864
                                                                                                            -------  -------
                                                                                                            -------  -------
Reestimation, one year later:
     Gross.................................                                                                 $55,333  $58,804
     Ceded ................................                                                                  (4,266)  (5,082)
                                                                                                            -------  -------
     Net...................................                                                                 $51,067  $53,722
                                                                                                            -------  -------
                                                                                                            -------  -------
Reestimation, two years later:
     Gross.................................                                                                 $53,591  $55,118
     Ceded ................................                                                                  (3,403)  (4,796)
                                                                                                            -------  -------
     Net...................................                                                                 $50,188  $50,322
                                                                                                            -------  -------
                                                                                                            -------  -------
Reestimation, three years later:
     Gross.................................                                                                 $51,843
     Ceded ................................                                                                  (3,462)
                                                                                                            -------
     Net...................................                                                                 $48,381
                                                                                                            -------
Gross cumulative redundancy (deficiency)                                                                    $11,541  $ 7,488
                                                                                                            -------  -------
                                                                                                            -------  -------


                                         Years ended December 31,
                                         -----------------------
                                              1995     1996
                                             -------  -------
Net reserves for losses and loss adjustment
     expenses, as stated(1) ...............  $53,014  $47,035
Cumulative net paid as of(2):
     One year later .......................  $14,499
     Two years later ......................
     Three years later ....................
     Four years later .....................
     Five years later .....................
     Six years later ......................
     Seven years later ....................
     Eight years later ....................
     Nine years later .....................
     Ten years later ......................
Reserves reestimated as of(3):
     One year later .......................   50,462
     Two years later ......................
     Three years later ....................
     Four years later .....................
     Five years later .....................
     Six years later ......................
     Seven years later ....................
     Eight years later ....................
     Nine years later .....................
     Ten years later ......................
                                             -------
Net cumulative redundancy (deficiency)(4) .  $ 2,552
                                             -------
                                             -------
Reserves, end of year:
     Gross.................................  $56,570   $55,519
     Ceded ................................   (3,556)   (8,484)
                                             -------   -------
     Net...................................  $53,014   $47,035
                                             -------   -------
                                             -------   -------
Reestimation, one year later:
     Gross.................................  $53,408
     Ceded ................................   (2,946)
                                             -------
     Net...................................  $50,462
                                             -------
                                             -------
Reestimation, two years later:
     Gross.................................
     Ceded ................................

     Net...................................

Reestimation, three years later:
     Gross.................................
     Ceded ................................

     Net...................................

Gross cumulative redundancy (deficiency)     $ 3,162
                                             -------
                                             -------
---------
(1) Sets forth the estimated liability in thousands for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including IBNR.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Reestimated amount of the previously recorded losses based on experience during each succeeding year as more information becomes known about actual payments and the severity of remaining unpaid claims.
(4) The "redundancy (deficiency)" shows the cumulative redundancy or deficiency at December 31, 1996 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss expenses or were reevaluated at less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss expenses or were reevaluated at more than the originally reserved amount.
(5) The 1992 through 1994 years have been restated to remove effects of a personal lines quota share reinsurance agreement commuted during 1995. See REINSURANCE.

         The cumulative redundancy or deficiency represents the aggregate change in the reserve estimates over all prior years. It should be emphasized that the table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years.

OPERATING RATIOS

         The following ratios are frequently used in evaluating performance in the insurance industry.

         COMBINED RATIOS. The statutory combined ratio, which reflects underwriting results but no investment income, is a traditional measure of underwriting performance of a property and casualty insurer. A combined ratio of less than 100% indicates underwriting profitability, while a combined ratio in excess of 100% indicates an underwriting loss. The following table reflects the loss ratio, expense ratio and combined ratio of the Company, on a GAAP and SAP basis, and the property and casualty insurance industry, on a SAP basis.

                                                      Years ended December 31,
                                                ------------------------------------
                                                1992    1993    1994    1995    1996
                                                ----    ----    ----    ----    ----
THE COMPANY:
  SAP BASIS
  Loss and loss adjustment expense ratio ....   71.1%   70.7%   66.5%   78.3%   83.0%
  Expense ratio .............................   34.3    34.8    37.4    35.2    34.6
  Combined ratio ............................  105.4   105.5   103.9   113.5   117.6
  GAAP BASIS
  Loss and loss adjustment expense ratio ....   71.1%   70.7%   66.5%   78.3%   79.9%
  Expense ratio .............................   33.3    34.4    35.9    35.5    43.0
  Combined ratio ............................  104.4   105.1   102.4   113.8   122.9

PROPERTY AND CASUALTY INSURANCE INDUSTRY (1):
  SAP BASIS
  Loss and loss adjustment expense ratio ....   88.1%   79.5%   81.1%   78.7%   81.0%
  Expense ratio .............................   26.4    26.2    26.0    25.9    26.0
  Combined ratio (2) ........................  114.5   105.7   107.1   104.6   107.0

----------
(1) Sources: With respect to 1992-1995, A.M. BEST'S AGGREGATES & AVERAGES, PROPERTY-CASUALTY (1996 edition); with respect to 1996, these are preliminary figures (subject to change) provided by A.M. Best Company.
(2) Property and casualty insurance industry combined ratios are shown before policyholder dividends. The Company does not pay policyholder dividends.

REINSURANCE

         The Company follows the customary industry practice of reinsuring a portion of its underwriting risks. The Company cedes to reinsurers a portion of its risks and pays a fee based on premiums received on all policies subject to such reinsurance. These reinsurance agreements limit the Company's maximum net loss which can arise from large single risks or risks in concentrated areas. The Company is a party to reinsurance contracts ("quota share reinsurance" or "excess loss reinsurance") under which certain types of policies are automatically reinsured in some predetermined amount and to other reinsurance contracts ("facultative agreements") which provide reinsurance on an individual risk basis and require specific agreement of the reinsurer as to limits of coverage provided.

         Due to FMIC's inability to write premium on a direct basis in states other than Illinois, the Company did not renew FMIC's reinsurance coverage for the specialty commercial lines during 1996.

The Company is currently providing reinsurance for specialty commercial lines policies with a maximum of $1 million limits under the 50 percent quota share reinsurance arrangement with Empire. Prior to its expiration, the Syndicate was party to a reinsurance agreement with Reliance Insurance Company which provided coverage to the Syndicate for losses incurred in excess of $500,000 per insured per loss, up to a maximum of $1 million. For commercial business written by All Nation, the Company retains a maximum of $200,000 per occurrence. Losses in excess of $200,000 are covered under All Nation's reinsurance agreement with General Reinsurance Corporation.

         Property reinsurance is currently provided under a retrocession with Munich American Reinsurance Company which primarily provides reinsurance on commercial property risks in excess of $25,000.

         Reinsurance for the Company's personal lines has been provided under three treaties. Prior to their expiration, for agency and direct response non-standard automobile coverage, the Company had a multiple reinsurer excess of loss agreement covering losses in excess of $200,000 to a maximum of $500,000 and a second multiple reinsurer excess of loss agreement covering losses in excess of $500,000 to a maximum of $1.5 million. Prior to May 1, 1996, All Nation retained a maximum of $200,000 per occurrence on its agency-produced non-standard automobile coverage. In conjunction with the sale of its agency appointments, All Nation has entered into a 100 percent quota share reinsurance agreement for these coverages with Allstate effective May 1, 1996. Under this reinsurance agreement, All Nation has exposure on Allstate's losses on policies written under the reinsurance agreement through December 31, 1996.

         The foregoing is a summary of the Company's current reinsurance program, and is subject to the terms, conditions, limitations, exclusions and interpretations of its various reinsurance arrangements in effect from year to year. Therefore, there may be circumstances in which the Company's total exposure will be in excess of its retention.

         The following table details the Company's reinsurers and the related amounts recoverable, if any, as of December 31, 1996.

                       REINSURANCE AS OF DECEMBER 31, 1996

                                                                         1995
                                                   Amount     Percent  A.M. Best
                                                Recoverable  of Total   Rating
                                                -----------  --------  ---------
                                                      (Dollars in thousands)

SPECIALTY COMMERCIAL LINES
  Reliance Insurance Company ....................  $ 1,141      10.6%    A-
  TIG Reinsurance Company (1) ...................      820       7.6     A
  National Reinsurance Corporation ..............    1,243      11.5     A+
  General Reinsurance Corporation ...............      544       5.1     A++
  Munich American Reinsurance Company ...........      719       6.7     A+

PERSONAL LINES
  Allstate Insurance Company ....................    6,196      57.6     A
  General Reinsurance Corporation ...............       62       0.6     A++
   Frankona American Reinsurance Company ........       38       0.3     A
                                                   -------      ----
    Total Company ...............................  $10,763(2)    100%
                                                   =======      ====

----------
(1) The treaty with TIG expired in mid 1993. Accordingly, premiums are no longer being ceded. Recoverables are outstanding for prior period losses.
(2) The total amount at December 31, 1996 represented $479,000 in paid losses and loss adjustment expenses recoverable, $3,501,000 in unpaid losses and loss expenses recoverable relating to case reserves, $4,983,000 in unpaid losses relating to IBNR reserves, and $1,800,000 in prepaid reinsurance premiums.

         The Company is not aware of any impairment of the creditworthiness of any of its reinsurers.

         The amounts of premiums ceded under reinsurance treaties for the years ending December 31, 1994, 1995 and 1996 were $5,293,000, $4,699,000 and
$10,577,000, respectively. The ceding of liability to a reinsurer does not legally discharge the ceding insurer from its primary liability for the full amount of the policies on which it obtains reinsurance, and the ceding insurer will be required to pay the entire loss if the assuming reinsurer fails to meet its obligations under the reinsurance agreement. The Company currently expects that it will be able to collect all reinsurance receivables due it from the Company's reinsurers.

         The Company regularly assesses its reinsurance needs and from time to time seeks to improve the terms of its reinsurance arrangements as market conditions permit. Such improvements may involve increases in retentions, commutations, modifications in premium rates, changes in reinsurers and other matters.

INVESTMENTS

         The Company's subsidiaries' investments are professionally managed by Asset Allocation & Management Company, an unaffiliated entity which specializes in investment management services for insurance companies. The Company's subsidiaries' objectives are to maximize their total rate of return after income taxes, but, at the same time, to protect and enhance policyholders' surplus on a long-term basis and to maintain adequate liquidity for insurance operations. The Company's subsidiaries' current investment policy prohibits investment in real estate and limits total investments in equity securities, other than those of the Company's subsidiaries, to 10% of the Company's total "admitted assets" under SAP. The Company's subsidiaries also comply with applicable laws and regulations which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

         Mercury's current investment policy is to maintain at least $1.0 million in high quality investments with maturities of one year or less.

         The Company's subsidiaries' investment policy is determined by the Company's Board of Directors and is reviewed on a regular basis. Pursuant to this investment policy, the Company's subsidiaries' investments are currently concentrated in fixed income securities which are considered to be available for sale for GAAP reporting purposes. The Company's subsidiaries regularly reevaluate their portfolios based upon market conditions, which could cause the Company's subsidiaries to restructure their portfolio and record gains or losses in order to maximize their total return on investments and/or enhance liquidity.

         The following table shows the composition of the Company's investment portfolio by type of security as of December 31, 1996.

                             ANALYSIS OF INVESTMENTS

                                                             December 31, 1996
                                                           ---------------------
                                                           Carrying   Percent of
                                                            Amount      Total
                                                           --------   ----------
                                                          (Dollars in thousands)
Debt securities:
  United States government securities .................    $14,777       19.34%
  Collateralized mortgage obligations and other
  asset-backed securities .............................     28,617       37.44
  Government agency mortgage-backed securities ........     12,963       16.96
  States, municipalities and political subdivisions ...      9,648       12.62
  All other corporate bonds ...........................      5,867        7.68
                                                           -------       -----
    Total debt securities .............................     71,872       94.04
                                                           -------       -----
Equity securities:
  Preferred stock .....................................      2,691        3.52
  Common stock ........................................         52        0.07
                                                           -------       -----
    Total equity securities ...........................      2,743        3.59
                                                           -------       -----
Short term investments ................................      1,811        2.37
                                                           -------       -----
    Total investments .................................    $76,426       100.0%
                                                           =======       =====

         All debt and equity securities are classified as available for sale as defined by FASB Statement No. 115. Accordingly, all debt and equity securities are carried at market value with unrealized gains and losses net of income tax effect included as a separate component of stockholders' equity. Short-term investments are valued at cost, which approximates market value.

         Debt securities held by the Company's subsidiaries have a weighted average quality rating of "AAA" by independent rating agencies. The following table shows the composition of the Company's subsidiaries' debt and equity securities (at carrying amount), by rating as of December 31, 1996.

               COMPOSITION OF DEBT AND EQUITY SECURITIES BY RATING

                                                             December 31, 1996
                                                             -----------------
                      Rating (1)                              Amount  Percent
----------------------------------------------------------   -------  --------
                                                          (Dollars in thousands)
United States government securities.......................   $14,777     19.8%
Aaa and/or AAA............................................    46,502     62.3
Aa and/or AA..............................................     3,151      4.2
A and/or A................................................     4,687      6.3
Baa and/or BBB............................................     3,443      4.6
Not rated.................................................     2,055      2.8
                                                             -------  -------
  Total...................................................   $74,615      100%
                                                             =======  =======

----------
(1) Ratings as assigned by Moody's and S&P, respectively. Such ratings are generally assigned upon the issuance of the securities, subject to revision on the basis of ongoing evaluations.

         The following table indicates the composition of the Company's subsidiaries' debt securities (at carrying amount) by time to maturity at December 31, 1996.

                     COMPOSITION OF INVESTMENTS BY MATURITY

                                                              December 31, 1996
                                                              -----------------
                   Maturity(1)                                Amount    Percent
-------------------------------------------------------       ------    -------
                                                          (Dollars in thousands)
One year or less ......................................      $ 2,613      3.7%
Over 1 year through 5 years ...........................       16,177     22.5
Over 5 years through 10 years .........................        8,825     12.3
Over 10 years .........................................        2,677      3.7
                                                             -------    -----
  Subtotal ............................................       30,292     42.2
Collateralized mortgage obligations and
other asset-backed securities .........................       28,617     39.8
Government agency mortgage-backed securities ..........       12,963     18.0
                                                             -------    -----
  Total debt securities ...............................      $71,872    100.0%
                                                             =======    =====

         The preceding table reflects maturities based on stated maturity dates without assumptions regarding prepayment. Maturities have been adjusted when put or call provisions significantly reduced duration from the stated maturities. Mortgage-backed securities and collateralized mortgage obligations typically have effective maturities shorter than their scheduled maturities due to unscheduled prepayments on the underlying mortgages. Giving effect to these considerations, the weighted average maturity of the Company's debt securities portfolio as of December 31, 1996 was approximately 3 years. The Company's subsidiaries attempt to achieve a balanced maturity schedule in order to protect investment income in the event of a downturn in interest rates in a year in which a large amount of securities would mature. Additionally, the Company's subsidiaries attempt to schedule maturities consistent with expected loss payouts.

         Investment results of the Company's subsidiaries for the periods indicated are shown in the following table:

                                                Year ended December 31,
                                             ------------------------------
                                             1994(3)    1995(4)       1996
                                             -------    -------      ------
                                                 (Dollars in thousands)

Average total investments (1)                $74,371    $85,113     $84,521
Net investment income (2)                      4,323      5,440       5,484
Average pretax yield                             5.8%       6.4%        6.5%

----------
(1) Average of the aggregate invested amounts at market value at the beginning and end of the period.
(2) Investment income is net of the investment expenses and does not include net realized or unrealized gains (losses) on investments or provision for income taxes.
(3) Excludes $9.6 million net proceeds from sale of senior subordinated notes on December 22, 1994.
(4) Excludes $500,000 yield maintenance fee received on early repayment of mortgage loan.

A.M. BEST RATING

         With respect to the year ended December 31, 1995, the Syndicate and All Nation received ratings of "B++ (Very Good)" in June 1996 by A.M. Best, an independent nationally recognized insurance publishing and rating service, as part of A.M. Best's annual review process. National Family has not applied to be rated by A.M. Best, and the Company is not rated as a group by A.M. Best. A.M. Best ratings are based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors.

         The Company is currently discussing its 1996 A.M. Best rating with Best personnel and expects to have resolution in the first part of 1996. The outcome of such discussions on FMIC's or All Nation's 1996 rating is uncertain.

COMPETITION

         The commercial property and casualty insurance industry, generally, and the surplus lines market, specifically, are highly competitive. Many of the Company's existing or potential competitors are larger, have considerably greater financial and other resources, have greater experience in the insurance industry, and offer a broader line of insurance products than the Company. FMIC competes with many other insurance entities, including other surplus line insurers, insurance organizations such as risk retention groups and alternative self-insurance mechanisms. FMIC also competes with admitted insurers, because, as a general rule, a risk may not be offered to a surplus lines insurer if an admitted insurer is willing to insure the risk. FMIC cannot identify any competitor that it believes is dominant in its segment of the industry.

         All Nation competes with both large national and smaller regional insurers for agents and insureds in each state in which it operates. Many of these competitors are larger, have greater financial and marketing resources, and may offer lower rates and higher commissions than the Company. While the Company does not believe any insurer is dominant in All Nation's industry segment, All Nation does compete in many of its markets with major national and regional companies such as Auto Owners, Tri State, USF&G, Allstate Indemnity Company, GEICO and the companies in the Progressive Insurance Group.

         The Company's principal methods of competing are to offer combinations of what it believes are superior products and services at competitive rates, to distribute its products efficiently and to market them effectively.

REGULATION

         The Company's subsidiaries are subject to substantial regulation, which is designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders or debtholders. As an Illinois property and casualty insurer, FMIC is subject to the primary regulatory oversight of the Illinois Department of Insurance. Similarly, as a Minnesota property and casualty insurance company, All Nation is subject to the primary regulatory oversight of the Minnesota Department of Commerce. Such regulation relates to authorized lines of business, capital and surplus requirements, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of the Company's business. The failure of the Company's subsidiaries to comply with certain provisions of Illinois, Minnesota and other applicable insurance laws and regulations could adversely affect the Company, including its ability to continue its operations in Illinois or Minnesota, and also in other jurisdictions. The Company's subsidiaries also are subject to regulation in states in which they do business, and failure of the Company's subsidiaries to comply with certain provisions of states in which the Company writes significant premiums could adversely affect the Company. Additionally, under applicable regulatory provisions, the Company's subsidiaries may be subject to assessments based on the insolvency of insurers within certain jurisdictions.

         DIVIDEND LIMITATIONS. The Company's subsidiaries are limited in their ability to pay dividends to stockholders. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which require regulatory approval for the payment of dividends exceeding the greater of 10 percent of FMIC's policyholders' surplus on the most recent statutory financial statement filed with the State of Illinois or net income after taxes for the prior year.

         Similarly, All Nation is subject to the provisions of the Minnesota Insurance Holding Company Systems Act, which requires regulatory approval for the payment of any dividends or other distributions that, during any consecutive 12-month period, exceed the greater of (i) 10% of policyholders' surplus as of the 31st day of December next preceding, or (ii) net income (not including realized capital gains), for the 12-month period ending the 31st day of December next preceding.

         After giving effect to the foregoing dividend restrictions, during 1997, Mercury could receive up to $3.2 million in dividends from FMIC and All Nation without prior regulatory approval. In 1996, Mercury received $1.9 million in dividends from its subsidiaries.

         HOLDING COMPANY SYSTEMS REGULATION. Because of its ownership of FMIC, the Company is subject to certain provisions of the Illinois Insurance Holding Company Systems Act, which governs any direct or indirect changes in control of FMIC and certain affiliated-party transactions involving FMIC or its assets. No person may acquire any voting security of FMIC or Mercury without receiving the prior approval of the Illinois Department of Insurance if, after the consummation thereof, such person would, directly or indirectly, be in control of either company. Control is presumed to exist if any person, directly or indirectly, owns or controls ten percent (10%) or more of the voting securities of the entity at issue. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether the acquisition is likely to harm the insurance buying public. In addition, certain material transactions between FMIC and any affiliate must be disclosed to the Illinois Department of Insurance at least 30 days prior to the effective date of the transaction. A transaction can be disapproved by the Illinois Department of Insurance within such period if it does not meet certain standards. Transactions with affiliates that require such approval include, but are not limited to, sales, purchases or exchanges of assets, loans and extensions of credit, reinsurance agreements and management agreements. FMIC is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to the party that ultimately controls FMIC.

         Because of its ownership of All Nation, the Company is subject to certain provisions of the Minnesota Insurance Holding Company Systems Act, which governs any direct or indirect changes in control of All Nation and certain affiliated-party transactions involving All Nation or its assets. No person may acquire any voting security of All Nation or Mercury without receiving the prior approval of the Minnesota Department of Commerce if, after the consummation thereof, such person would, directly or indirectly, be in control of either company. Control is presumed to exist if any person, directly or indirectly, owns or controls ten percent (10%) or more of the voting securities of the entity at issue. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial condition, the competence of its management and whether the acquisition is likely to harm the insurance buying public. In addition, certain material transactions involving All Nation and any affiliate must be disclosed to the Minnesota Department of Commerce at least 30 days prior to the effective date of the transaction. A transaction can be disapproved by the Minnesota Department of Commerce within such period if it does not meet certain standards. Transactions with affiliates that require such approval include, but are not limited to, sales, purchases or exchanges of assets, loans and extensions of credit, reinsurance agreements and management agreements. The Minnesota Department of Commerce approved the sale of All Nation's agency appointments for the non-standard automobile business to Deerbrook. All Nation also is required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to the party that ultimately controls All Nation.

         INSURANCE GUARANTY FUNDS/RESIDUAL MARKET MECHANISMS. The Company is subject to guaranty fund laws which can result in assessments, up to prescribed limits, for losses incurred by policyholders as a result of the insolvency of unaffiliated insurance companies. Typically, an insurance company is subject to the guaranty fund laws of the states in which it conducts an insurance business; however, companies which conduct business on a surplus lines basis in a particular jurisdiction are generally exempt from that jurisdiction's guaranty fund laws. FMIC is currently writing reinsurance coverages, and therefore, is not subject to the guaranty fund laws of the State of Illinois. As a Minnesota property and casualty insurance company, All Nation is subject to the provisions of the Minnesota Insurance Guaranty Association Act, which provides for the assessment of member insurance companies based on the amount of net direct written premium in relation to the net direct written premiums of all member insurers. All Nation is also subject to guaranty fund assessment in each state in which it is an admitted insurer.

         In addition to the foregoing, All Nation may be required to participate in certain residual market mechanisms operating in the states in which it is admitted. These residual market mechanisms, which may include automobile, workers' compensation and urban property risk plans and other state sponsored pooling arrangements, are designed to provide state residents with a market for types of insurance which might otherwise be unavailable. As a participant in these residual market plans, All Nation is required to contribute funds to state sponsored pools and to accept risks assigned to it by such residual market plans.

         NATIONAL FAMILY. National Family is a Minnesota property and casualty insurance company which was in rehabilitation under the oversight of the Ramsey County District Court ("Court") until December 1996, when National Family received an order of liquidation with a finding of insolvency from the Court. Under generally accepted accounting principles, because All Nation lacks voting control over National Family, the financial statements of National Family are not consolidated with the financial statements of the Company. National Family became affiliated with All Nation on March 1, 1985, when All Nation entered into an agreement with National Family and the Court whereby National Family assumed all of the assets and certain of the liabilities of National Family's predecessor company, and All Nation obtained ownership of all issued and outstanding shares of voting stock of National Family (although all voting control was retained by the Minnesota Commissioner of Commerce). Neither management of the Company nor of All Nation was involved with National Family prior to National Family's affiliation with All Nation in 1985. All Nation established its relationship with National Family in 1985 at the request of the Minnesota Department of Commerce, also agreeing to provide general management service to National Family.

         The Company became affiliated with National Family in 1992 solely as a result of the Syndicate's acquisition of shares of All Nation. The Company acquired All Nation for strategic business reasons, but the Company's affiliation with National Family was merely a by-product of the acquisition of All Nation.

         In 1992, the Minnesota Commissioner of Commerce stated in a letter that the Minnesota Department of Commerce is not aware of any provision of law that gave an affirmative responsibility to either All Nation or the Company to bring National Family out of rehabilitation. Further, the Minnesota Department of Commerce recognized in that letter that neither the Company nor All Nation promised to infuse any capital into National Family. Given these assurances, the Company believes it has no obligation to cure any deficit resulting from the liquidation, although it is possible that a third party could challenge this position in the future.

EMPLOYEES

         As of December 31, 1996, neither Mercury nor FMIC had any employees, relying instead on the Service Companies for certain services typically provided by employees. However, both Mercury and FMIC have officers, all of whom are employed by affiliates of the Company, to whom the Company pays no additional compensation. Certain functions, such as the negotiation of reinsurance contracts, are handled for FMIC by its officers. As of December 31, 1996, All Nation had 33 employees.

ITEM 2. PROPERTIES

         The corporate headquarters of the Company are located in office space in Southfield, Michigan, that is provided to the Company by CoverX pursuant to the General Agency Agreement between the Syndicate, CoverX and MM. All Nation owns the 18,000 square foot office building in which it is based, located at 155 Aurora Avenue, St. Paul, Minnesota 55103, and also owns five acres of land located in Inver Grove Heights, Minnesota. The Company believes that these existing facilities are adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company's insurance subsidiaries are subject to routine legal proceedings in connection with their property and casualty insurance business. Neither Mercury nor any of its subsidiaries is involved in any pending or threatened legal proceedings which reasonably could be expected to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Operations Statement Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP. The statutory data are based on statutory accounting practices ("SAP"). These data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere herein.

                                                                           Years ended December 31,
                                                        -----------------------------------------------------------
                                                           1992        1993        1994         1995         1996
                                                        ---------   ---------   ---------    ---------    ---------
                                                                         (Dollars in thousands)
OPERATIONS STATEMENT DATA:
  Gross written premiums .............................  $  33,817   $  36,231   $  33,313    $  34,122    $  27,221
  Net written premiums ...............................     28,990      30,052      28,019       29,424       16,644
                                                        =========   =========   =========    =========    =========
  Net premiums earned ................................  $  28,848   $  30,214   $  28,839    $  29,674    $  20,814
  Net investment income ..............................      5,468       4,868       4,323        5,940        5,484
  Net realized investment gains (loss) ...............        427         497         (67)         (14)         487
  Other income (expense) .............................        149         200        (275)          73        1,352
                                                        ---------   ---------   ---------    ---------    ---------
    Total revenues ...................................     34,892      35,779      32,820       35,673       28,138
                                                        ---------   ---------   ---------    ---------    ---------
  Net loss and loss adjustment expenses ..............     20,520      21,361      19,191       23,241       16,638
  Acquisition costs and other underwriting expenses ..      9,761      10,602      10,067       11,624        9,300
                                                        ---------   ---------   ---------    ---------    ---------
    Total losses and expenses ........................     30,281      31,963      29,258       34,865       25,938
                                                        ---------   ---------   ---------    ---------    ---------
  Income before income taxes and cumulative effect of
    change in accounting for income taxes ............      4,611       3,816       3,562          808        2,200
  Income tax expense .................................        806         184         689          860          617
                                                        ---------   ---------   ---------    ---------    ---------
  Income (loss) before cumulative effect of change in
    accounting for income taxes ......................      3,805       3,632       2,873          (52)       1,583
  Cumulative effect of change in accounting for income
    taxes (1).........................................       --         1,140        --           --           --
                                                        ---------   ---------   ---------    ---------    ---------
  Net income (loss) ..................................  $   3,805   $   4,772   $   2,873    $     (52)   $   1,583
                                                        =========   =========   =========    =========    =========

                                                                                 December 31,
                                                        -----------------------------------------------------------
                                                           1992        1993        1994         1995         1996
                                                        ---------   ---------   ---------    ---------    ---------
BALANCE SHEET DATA:
  Total investments and cash .........................  $  68,903   $  73,387   $  78,805    $  88,072    $  80,371
  Premiums and other receivables .....................     19,371      13,968      14,412        7,859       12,447
  Total assets .......................................     97,687      97,303     105,088      104,045      102,111
  Unpaid loss and loss adjustment expenses ...........     65,559      61,461      60,458       56,570       55,519
  Unearned premiums ..................................     10,062       9,662       8,928        8,800        5,657
  Senior subordinated notes payable ..................       --          --        10,000       10,000        9,225
  Total liabilities (including minority interests) ...     79,042      73,375      81,351       77,644       75,596
  Total shareholders' equity .........................     18,645      23,928      23,737       26,401       26,515

                                                                           Years ended December 31,
                                                        -----------------------------------------------------------
                                                           1992        1993        1994         1995         1996
                                                        ---------   ---------   ---------    ---------    ---------
SELECTED STATUTORY DATA:
  Policyholders' surplus(2) ..........................  $  19,365   $  22,133   $  32,704    $  32,363    $  29,561
  Net premiums written to surplus ....................       1.5x        1.4x        0.9x         0.9x         0.6x
  Loss and LAE ratio .................................       71.1%       70.7%       66.5%        78.3%        83.0%
  Expense ratio ......................................       34.3        34.8        37.4         35.2         34.6
  Combined ratio .....................................      105.4       105.5       103.9        113.5        117.6
SELECTED PROPERTY AND CASUALTY INSURANCE
  INDUSTRY STATUTORY DATA: (3)
  Combined ratio .....................................      115.8       109.2       108.4        105.9        107.0

----------
(1) Reflects effect of adoption of SFAS 109. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 5 to the Notes to Consolidated Financial Statements.
(2) 1994 statutory surplus amounts reflect $8.1 million of proceeds from the issuance of senior subordinated notes down streamed to the insurance subsidiaries.
(3) Sources: With respect to 1992-1995, A.M. BEST'S AGGREGATES & AVERAGES, PROPERTY-CASUALTY (1996 edition); with respect to 1996, this is a preliminary figure (subject to change) provided by A.M. Best Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects net premiums earned of the Company for the years ended December 31, 1994, 1995 and 1996:

                                                For the year ended December 31,
                                    -------------------------------------------------
                                         1994              1995             1996
                                    ---------------  ---------------  ---------------
                                    Amount  Percent  Amount  Percent  Amount  Percent
                                    ------  -------  ------  -------  ------  -------
                                                 (Dollars in thousands)
NET PREMIUMS EARNED:
Specialty commercial lines:
  Security, fire and alarm .......  $ 8,729   30.3%  $ 8,215   27.7%  $ 8,236   39.6%
  Police .........................    3,717   12.9     2,307    7.8       747    3.6
  Public officials ...............    1,335    4.6       974    3.3       623    3.0
  Other ..........................    1,088    3.8     1,250    4.2     1,132    5.4
Non-standard automobile lines:
  Agency personal auto liability .   10,780   37.4    12,069   40.7     6,753   32.4
  Agency personal auto physical
  damage .........................    3,162   11.0     3,396   11.4     2,076   10.0
  Direct personal auto liability .       18    0.0       978    3.3       755    3.6
  Direct personal auto physical
  damage .........................       10    0.0       485    1.6       492    2.4
                                    -------  -----   -------  -----   -------  -----
Total net premiums earned ........  $28,839  100.0%  $29,674  100.0%  $20,814  100.0%
                                    =======  =====   =======  =====   =======  =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET PREMIUMS EARNED

         Net premiums earned decreased 29.9% in 1996 to $20.8 million from $29.7 million in 1995. Net premiums earned for private passenger non-standard automobile coverages decreased 40.5% in 1996 to $10.1 million from $16.9 million for the year ended December 31, 1995. The decrease in non-standard automobile coverages resulted primarily from the 100% reinsurance of all of the Company's agency-produced non-standard automobile premium with Allstate effective May 1, 1996. Net premiums earned for direct response non-standard automobile coverages have decreased slightly for the twelve months ended December 31, 1996 versus the year earlier period as the Company refocuses its marketing efforts for this program.

         Net premiums earned for specialty commercial lines, which are comprised of security, fire and alarm, police, public officials and miscellaneous commercial coverages, declined 15.8% to $10.7 million for the year ended December 31, 1996 as compared to $12.7 million for the year earlier. Within the specialty commercial lines, net premiums earned for security, fire and alarm coverages remained flat at $8.2 million. The Company has experienced a 38.6% increase in policy counts from December 31, 1995 to December 31, 1996. The Company has been actively targeting smaller insureds for its specialty commercial coverages during this period. The Company has experienced some deterioration in premium rates during 1996. The Company began writing these coverages under a quota share reinsurance arrangement with Empire effective July 18, 1996. The Company believes that Empire's A+ (Superior) A.M. Best rating will allow it to write these coverages more profitably in the future. During the first quarter of 1996, the Company decided to non-renew a substantial amount of the police business. As a result, net premiums earned for police and public official coverages (often provided in tandem) declined 58.2% during 1996.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

         Net investment income decreased approximately $455,000 to $5.5 million for the year ended December 31, 1996 as compared to $5.9 million for the year ended December 31, 1995. The primary reason for the decrease was the Company's recognition of a $500,000 yield maintenance fee on the early repayment of a mortgage loan in the third quarter of 1995.

         For the year ended December 31, 1996, the Company realized a net gain on the sale of investments of $487,000 versus a net loss on the sale of investments of $14,000 for the same period in the prior year. The net loss on the sale of investments during 1995 primarily resulted from the Company's decision to reduce its investments in tax-exempt securities in the first quarter of 1995.

         At December 31, 1996, the unrealized gain on investments available for sale, net of tax, was $184,000 in comparison to a $1.3 million unrealized gain as of December 31, 1995. The market value of the Company's portfolio has been adversely affected by the general rise in interest rates during 1996.

         At December 31, 1996, approximately 24% of the Company's portfolio was deployed in conservatively structured collateralized mortgage obligations as compared with 34% at December 31, 1995. The securities represented by this sector are primarily planned amortization class ("PAC") securities with a small allocation to sequential pay securities. The Company does not own any Interest Only ("I.O.s"), Principal Only ("P.O.s") or other volatile, high risk structures. The Company has deployed funds, to varying degrees, in the mortgage-backed securities sector since 1988. Each mortgage-backed security is analyzed utilizing extremely conservative scenarios regarding prepayment estimates to gauge any particular bond's sensitivity to varying prepayment scenarios. The bonds that the Company owns within the mortgage-backed sector are conservative with considerably less volatility than other bonds available in the collateralized mortgage obligation market. The Company believes that cash flow variability is very modest and is more than offset by the incremental return offered by this sector.

GAIN ON SALE OF AGENCY CONTRACTS AND MISCELLANEOUS INCOME

         The Company recognized a gain on the sale of the All Nation agency contracts to Deerbrook of $408,000 for the year ended December 31, 1996 (see note 9 of Notes to Consolidated Financial Statements). The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract with Allstate and costs attendant with the sale. Revenue related to the non-compete clause of $318,000 has been recognized through December 31, 1996 under a straight-line amortization over the 36 month term of the non-compete agreement.

LOSS AND LOSS ADJUSTMENT EXPENSES

         Loss and loss adjustment expenses incurred decreased 28.4% to $16.6 million for the year ended December 31, 1996 from $23.2 million for the year ended December 31, 1995. The loss and loss adjustment expense ratio for private passenger automobile coverages increased to 85.0% for the year ended December 31, 1996 as compared to 81.7% for the year ended December 31, 1995. The increase resulted primarily from declining rates during 1995 due to competitive pressures in the non-standard automobile business placed through independent agents. The Company implemented rate increases in all states during 1996 in an effort to recognize pricing inadequacies and results have improved from the 103% loss ratio experienced in the first quarter of 1996. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased to 72.0% for the year ended December 31, 1996 versus 71.2% for the comparable period in the preceding year. The 1995 loss ratio reflects a release of reserve redundancies approximating $200,000. There were no reserve redundancy releases in 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES AND INTEREST EXPENSE

         Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For 1996, acquisition costs and other underwriting expenses have decreased approximately $2.3 million to $8.1 million for the year ended December 31, 1996 as compared to $10.4 million for the same period in the preceding year. The Company's underwriting expense ratio increased to 43.0% for the year ended December 31, 1996 in comparison to 35.2% for the year ended December 31, 1995. The increase in the expense ratio principally occurred due to the amortization of deferred acquisition costs in a declining premium environment and the recognition of approximately $492,000 in expenses related to the Syndicate's withdrawal from the IIE.

         The Company incurred $1.2 million of interest expense related to the $10 million senior subordinated notes during 1995 and 1996, respectively.

FEDERAL INCOME TAXES

         The 1996 effective tax rate of 28.1% differs from the federal tax rate of 34% primarily due to deductions for tax-exempt interest and dividends received. The 1995 effective tax rate of 106.4% reflects the recording of a deferred tax liability for the post-acquisition tax benefits of National Family utilized by the Company. National Family is currently in liquidation and has ceased all operations. IRS regulations ultimately require repayment of tax benefits generated by National Family and used by the Company, therefore, the Company provided for this liability in 1995.

NET INCOME (LOSS)

         The Company recognized net income of $1.6 million in 1996 as compared to a net loss of $52,000 in 1995. Net income for 1996 includes various components of income in connection with the sale of All Nation's agency appointments of approximately $1.5 million. The 1995 loss includes tax expense of $472,000 related to the liability for tax benefits generated by National Family. Excluding these two items, net income for 1996 decreased to $78,000 from $420,000 in 1995 due primarily to the amortization of deferred acquisition costs on a declining book of business and costs related to the Syndicate's withdrawal from the IIE.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

NET PREMIUMS EARNED

         Net premiums earned increased 2.9% in 1995 to $29.7 million from $28.8 million in 1994. Net premiums earned for private passenger non-standard automobile coverages increased 21.2% in 1995 to $16.9 million from $14.0 million for the year ended December 31, 1994. The increase resulted from several factors, including the introduction of a direct marketing non-standard automobile program late in 1994 that generated approximately $1.5 million in net premiums earned in 1995. In addition, the Company commuted a 17.5 percent quota share reinsurance agreement covering the non-standard automobile lines on September 30, 1995. The Company retained approximately $900,000 additional net premiums earned during the fourth quarter of 1995 because of the commutation. The quota share agreement was in force during all of 1994. The Company also recognized a modest increase in net premiums earned on its agency non-standard automobile programs. Net premiums earned for specialty commercial lines declined 14.3% to $12.7 million for the year ended December 31, 1995 as compared to $14.9 million for the year earlier. Within the specialty commercial lines, net premiums earned for security, fire and alarm coverages decreased 5.9% to $8.2 million primarily due to competitive pressures on rates. The Company actively targeted smaller insureds in 1995, and as a result, policy counts for security, fire and alarm coverages increased to 1,751 as of December 31, 1995 versus 1,192 as of December 31,1994. Due to continued adverse loss development in the police line, the Company implemented stricter underwriting standards and substantial rate increases in early 1995. As a result, net premiums earned for police and public official coverages (often provided in tandem) declined 35.1% during 1995. Policy counts for police and public official coverages decreased 42.4% to 319 at December 31, 1995, down from 555 policies a year earlier. The Company decided in 1996 to non-renew a substantial amount of the police business and review elimination of the program in early 1997.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

         Net investment income increased approximately $1.6 million to $5.9 million for the year ended December 31, 1995 as compared to $4.3 million for the year ended December 31, 1994. The increase resulted from three factors, including a $500,000 yield maintenance fee assessed in the third quarter of 1995 in connection with the repayment of the mortgage loan held by the Company. The increase in net investment income also reflected an increase in the Company's invested assets from the proceeds of the sale of senior subordinated notes in December 1994. In addition, a shift in the Company's portfolio from tax-exempt securities to taxable securities led to an increase in the pre-tax yield on average invested assets to 6.4% for the year ended December 31, 1995 as compared to 5.8% for the year earlier period.

         For the year ended December 31, 1995, the Company realized a net loss on the sale of investments of $14,000 versus $67,000 for the same period in the prior year. The net loss on the sale of investments during 1995 primarily resulted from the Company's decision to reduce its investments in tax-exempt securities in the first quarter of 1995.

         At December 31, 1995, the unrealized gain on investments available for sale, net of tax, was $1.3 million in comparison to a $1.8 million unrealized loss as of December 31, 1994. The market value of the Company's portfolio was favorably affected by the decline in interest rates during 1995.

LOSS AND LOSS ADJUSTMENT EXPENSES

         Loss and loss adjustment expenses incurred increased 21.1% to $23.2 million for the year ended December 31, 1995 from $19.2 million for the year ended December 31, 1994. The loss and loss adjustment expense ratio for private passenger automobile coverages increased to 81.7% for the year ended December 31, 1995 as compared to 69.7% for the year ended December 31, 1994. This increase resulted from several factors. During 1995, the Company experienced declining rates due to competitive pressures in the non-standard automobile business placed through independent agents. In addition, severe weather conditions in the winter months of 1995 adversely impacted the non-standard automobile loss ratio. The 1994 loss and loss adjustment expense ratio was favorably affected by mild weather in the winter months and the low average severity and frequency of claims. In addition, the Company experienced highly unfavorable loss development in 1995 in the startup of its direct marketing program for non-standard automobile coverages. Due to software development problems, the Company was unable to utilize the computer system anticipated to be used in the direct marketing program, which made monitoring of losses related to this program difficult. The Company purchased a new software package to process its direct marketing program and discontinued related advertising until the system was functional. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased to 71.2% for the year ended December 31, 1995 versus 63.6% for the comparable period in the preceding year. The primary factors causing the increase in loss ratio were the emergence of claim severity in the 1992 accident year for security coverages and the 1994 and 1995 accident years for police claims made coverages and an increase in claim frequency across the security and police lines in the 1995 accident year. The 1994 specialty commercial lines loss ratio also included a $1.7 million release of reserve redundancies. Approximately $200,000 in reserve redundancies were released from the specialty commercial lines during 1995.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES, INTEREST EXPENSE AND MISCELLANEOUS INCOME (EXPENSE)

         Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For 1995, acquisition costs and other underwriting expenses increased approximately $466,000 to $10.4 million for the year ended December 31, 1995 as compared to $10.1 million for the same period in the preceding year. The Company's underwriting expense ratio decreased to 35.2% for the year ended December 31, 1995 in comparison to 35.9% for the year ended December 31, 1994. The decrease in the expense ratio principally occurred due to the 1994 write-off of approximately $570,000 in expenses in conjunction with preparation for a public equity offering the Company chose not to consummate.

         Additionally, the Company incurred $1.2 million of interest expense during 1995 related to the $10 million senior subordinated notes. The debt originated late in the fourth quarter of 1994, therefore, the Company had minimal interest expense in 1994.

FEDERAL INCOME TAXES

         The 1995 effective tax rate of 106.4% exceeded the 1994 effective tax rate of 19.4% due to a shift in the Company's investment portfolio from tax-exempt to taxable securities and the recording of a deferred tax liability for the post-acquisition tax benefits of National Family utilized to date by the Company. National Family was anticipating an order of liquidation with a finding of insolvency by a court of competent jurisdiction, with a subsequent cessation of operations. IRS regulations ultimately require repayment of tax benefits generated by National Family and used by the Company, therefore, the Company provided for this liability in 1995.

NET INCOME (LOSS)

         The Company realized a net loss of $52,000 in 1995 as compared to net income of $2.9 million in 1994. The 1995 loss included interest expense of $1.1 million. Excluding interest expense, net income for 1995 decreased to $1.0 million from $2.8 million in 1994 due primarily to deteriorating loss ratios.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") in 1995. SFAS 107 requires disclosures of fair-value information about financial instruments for which it is practicable to estimate the value. The Company's financial instruments include investments, cash and cash equivalents, the note receivable and the senior subordinated notes payable. The adoption of SFAS 107 had no effect on the Company's financial position or results of operations.

         During 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was implemented by the Company in 1996. The adoption of SFAS 121 did not have a material effect on the operating results or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Mercury is a holding company whose principal assets are its investment in the capital stock of FMIC and All Nation. Mercury is dependent upon the receipt of dividends from FMIC and All Nation to fund any necessary cash requirements. FMIC and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. After giving effect to those restrictions, during 1997, Mercury could receive up to $3.2 million in dividends from its subsidiaries without prior regulatory approval. Mercury received $1.9 million in dividends from its subsidiaries in 1996 (including $1.4 million in debt securities transferred from subsidiaries) which Mercury used for payment of interest expense and preferred stock dividends. Mercury also received $1.2 million during 1996 under its non-compete agreement with Deerbrook, with an additional $1.2 million to be paid during 1997. In addition, Mercury receives annual payments from its subsidiaries when appropriate pursuant to a tax allocation agreement between Mercury and its subsidiaries.

         Pursuant to the terms of the Mercury preferred stock, holders of Mercury preferred stock generally have no voting rights or preemptive rights. Cumulative dividends are payable at the rate of 13.2% per annum on a periodic basis, as and when declared by the Board of Directors, before any dividends are declared or paid on the outstanding Mercury common stock. Mercury preferred stock is redeemable, at the option of Mercury, by resolution of its Board of Directors, at any time at a redemption price of $125 per share plus accrued and unpaid dividends, upon the giving of notice thereof to the holders of Mercury preferred stock.


         The Company's subsidiaries' primary sources of cash are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses, other operating expenses and interest expense. The Company's insurance operations generated positive cash flow from operations of $1.3 million and $2.0 million for the years ended December 31, 1994 and 1995, respectively, and utilized cash from operations of $5.2 million for the year ended December 31, 1996. The decrease in cash flow resulted from the decline in premium revenues at All Nation under the quota share reinsurance agreement with Allstate.

         At December 31, 1996, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $5.8 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

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

         Under IIE regulations, the Syndicate maintained a $1,000,000 deposit in a Guaranty Fund Trust Account prior to its withdrawal from the IIE which required at least 50 percent of the deposit to be in cash and/or marketable securities. Under the terms of the Syndicate's withdrawal agreement with the IIE, a $1,000,000 deposit must be maintained in the Guaranty Fund Account of the IIE for a period of three years from November 7, 1996.

         The Syndicate's withdrawal agreement also required FMIC to establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate. Investments held in trust for the payment of Syndicate claims approximated $42.3 million at December 31, 1996.

         As of March 28, 1997, the Company had no outstanding commitments for significant capital expenditures.

RISK-BASED CAPITAL REQUIREMENTS

         The National Association of Insurance Commissioners ("NAIC") has adopted certain risk-based capital standards for property and casualty insurance companies. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. Both FMIC's and All Nation's ratios of total adjusted capital to risk-based capital at December 31, 1996, substantially exceed the level which would prompt regulatory action.

IMPACT OF INFLATION

         Property and casualty insurance premiums are established before the amounts of losses and loss expenses, or the extent to which inflation may affect such amounts, are known. The Company attempts to anticipate the potential impact of inflation in establishing its premiums and reserves. The Company, for competitive reasons, is limited in the extent to which it can increase premiums to account for anticipated inflation, and actual inflation may be greater than anticipated. In either event, the Company, rather than its insureds, may have to absorb any additional inflation costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules, with the independent auditor's report, listed in Item 14 are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS AND EXECUTIVE OFFICERS

         Each of the directors and officers of Mercury will hold office until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. The directors and executive officers of Mercury are as follows:

           Name            Age                        Position
-------------------------  ---   -----------------------------------------------
Jerome M. Shaw...........   53   Chief Executive Officer, Chairman of the Board
                                 and Director
Richard H. Smith**.......   46   President and Chief Operating Officer
J. Michael Feeney........   61   Executive Vice President, Secretary, Vice
                                 Chairman of the Board and Director
William S. Weaver........   54   Chief Financial Officer, Treasurer and Director
Peter M. Feeney..........   37   Vice President and Director
A. Robert Armstrong*.....   67   Director
A. Michael Levin*........   49   Director
William C. Tyler*........   54   Director

----------
*   Member of Audit Committee.
**  Mr. Smith was hired effective January 1, 1996.

         Jerome M. Shaw has been the Chief Executive Officer and Chairman of the Board of Mercury since January 1994 and has been the chief architect of the Company's strategy since he founded CoverX in 1973. He served as President of Mercury from its inception until August 1994. Mr. Shaw has been the President and a Director of MM since July 1985, the President, Secretary and a Director of CoverX since November 1973 and a Director of All Nation since January 1992. Mr. Shaw was the President of the Syndicate from July 1985 until its merger into FMIC in December 1996. He has been the Chairman of the Board of FMIC since its formation in 1996. Mr. Shaw also is a partner in Pledger-Cordwell Holdings, an investment partnership that owns the property that serves as the Company's headquarters. He was a member of the Board of Trustees of the IIE from 1986 through 1996, as well as having served as its Vice Chairman, Secretary and Treasurer. Mr. Shaw has estimated that he devotes between two-thirds and three-quarters of his business time to the affairs of the Company and the Service Companies. He holds B.A., Ph.B. and J.D. degrees from Montieth College, Wayne State University and Wayne State University College of Law, respectively, and is a member of the Michigan Bar Association.

         Richard H. Smith has served as President and Chief Operating Officer of Mercury since January 1996. Mr. Smith has been President of All Nation since March 1996. He has been the President and a Director of FMIC since its formation in 1996. Mr. Smith has twenty years of insurance industry experience, serving in several different capacities with his previous employer, Providian Corporation. He holds B.S. and M.B.A. degrees from the University of Arkansas and the University of Louisville, respectively.

         J. Michael Feeney has been the Executive Vice President, Secretary and a Director of Mercury since January 1994 and Vice Chairman of the Board since September 1995. He has been a Vice President and a Director of MM since July 1985, a Vice President and Director of CoverX since November 1975, a Director of All Nation since January 1992 and the Vice President of All Nation since March 1996. Mr.

Feeney was a Vice President and Director of the Syndicate from July 1985 until its merger into FMIC in December 1996. He has been the Secretary, a Vice President and Director of FMIC since its formation in 1996. Mr. Feeney also is a partner of Pledger-Cordwell Holdings. Mr. Feeney has estimated that he devotes between two-thirds and three-quarters of his business time to the affairs of the Company and the Service Companies.

         William S. Weaver has been the Treasurer, Chief Financial Officer and a Director of Mercury since January 1994 and is generally responsible for the Company's financial operations. He has been the Secretary, Treasurer and a Director of MM since December 1992 and the Treasurer and a Director of CoverX since December 1993. Mr. Weaver was the Treasurer of the Syndicate from October 1992 until its merger into FMIC in December 1996. He has been the Treasurer and a Director of FMIC since its formation in 1996. Mr. Weaver has estimated that he devotes between two thirds and three-quarters of his business time to the affairs of the Company and the Service Companies. He is a Certified Public Accountant and has been a member of the Michigan Association of Certified Public Accountants since 1972.

         Peter M. Feeney has been a Vice President and Director of Mercury since April 1995. He has been President of American Risk Pooling Consultants, Inc. since April 1995. Mr. Feeney has estimated that he devotes half of his business time to the affairs of the Company and the Service Companies.

         A. Robert Armstrong has been a Director of Mercury since January 1994. He served as a Director of the Syndicate from August 1990 until its merger into FMIC in December 1996. Since 1972 he has been the President of Armstrong Leasing & Rental, Inc. and the Vice President of Armstrong Buick, Inc.

         A. Michael Levin has been a Director of Mercury since January 1994. Mr. Levin was a Director of the Syndicate from February 1986 until its merger into FMIC in December 1996. He has been President of Management and Sales of A.M. Levin Insurance Associates, Inc. since July 1980. He has been a branch manager for Sun Life Assurance Company of Canada since May 1986. Since May 1991, he has been Vice President of Apple Industries Limited, a supplier to the phone industry for equipment purchasing.

         William C. Tyler has been a Director of Mercury since January 1994. Mr. Tyler served as a Director of the Syndicate from February 1986 until its merger into FMIC in December 1996. Since 1971 he has been Senior Vice President of McKinley Associates, Inc., which engages in real estate financing and business acquisitions and dispositions.

LIMITATION OF LIABILITY AND INDEMNIFICATION

         Pursuant to the provisions of the Delaware General Corporation Law, Mercury has adopted provisions in the Certificate of Incorporation which eliminate the personal liability of its directors to Mercury or its stockholders for monetary damages for breach of their duty of due care, and which require Mercury to indemnify its directors and permit Mercury to indemnify its officers or employees to the fullest extent permitted by Delaware law, including those circumstances in which indemnification would otherwise be discretionary, except that Mercury shall not be obligated to indemnify any such person (i) with respect to proceedings, claims or actions initiated or brought voluntarily by any such person and not by way of defense, or (ii) for any amounts paid in settlement of an action indemnified against by Mercury without the prior written consent of Mercury. Mercury has entered into indemnity agreements with each of its directors and certain of its officers providing for such indemnification.

ITEM 11. EXECUTIVE COMPENSATION

         In 1996, the Service Companies, pursuant to various agreements, provide underwriting, claims, administration, finance and other management services to the Company, including the services of the Company's executive officers. With the exception of Mr. Smith, under the terms of the agreements, the Company pays no salary or other cash remuneration directly to its executive officers. A portion of Mr. Smith's compensation is paid directly by All Nation. The compensation received by the Company's executive officers from the Service Companies is not directly related to services provided by them to the Company or to results of the Company. Under the terms of the agreements, the commissions paid by the Company to the Service Companies are not based on the time devoted, or services provided, to the Company by personnel employed by the Service Companies; rather, the commissions are based upon percentages of gross premium and profit. In addition to its relationship with the Company, MM also receives compensation and incurs expenses in connection with activities unrelated to the Company. MM does not allocate its expenses, including the compensation paid to those persons who serve as the Company's executive officers, between the Company and MM's other activities.

         The following table sets forth information with respect to the compensation paid to the Chief Executive Officer of the Company and to each of the Company's other executive officers whose total salary and bonus paid by the Service Companies exceeded $100,000 during 1996, 1995 and 1994 (the "Named Executive Officers"). No other executive officer of the Company received in excess of $100,000 in total salary and bonus during 1994, 1995 and 1996 from the Company or the Service Companies:

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                               ---------------------------------
                                                                    Other Annual
 Name and Principal Position             Year  Salary(1)  Bonus(1)  Compensation
------------------------------           ----  ---------  --------  ------------
Jerome M. Shaw                           1996  $ 420,744  $       0     (2)
  Chief Executive Officer                1995  $ 419,891  $ 175,000     (2)
     and Chairman of the Board           1994  $ 414,800  $ 599,140     (2)

J. Michael Feeney                        1996  $ 140,100  $  21,000     (2)
  Executive Vice President and           1995  $ 140,682  $  68,000     (2)
     Vice Chairman of the Board


Richard H. Smith
  President and Chief Operating
     Officer                             1996  $ 220,690  $  14,322     (2)

William S. Weaver                        1996  $ 137,936  $  15,500     (2)
  Chief Financial Officer                1995  $ 135,804  $  24,000     (2)

----------
(1) These amounts include all salary and bonus, as appropriate, paid by the Service Companies for services rendered by the Named Executive Officers with respect to the Service Companies (paid by All Nation for Mr. Smith). As indicated elsewhere in this Form 10-K, the Service Companies received revenue for services performed for entities other than the Company during 1996,1995 and 1994. See "Item 13 -- Certain Relationships and Related Transactions -- Prime."
(2) The aggregate amount of such compensation did not exceed 10% of the total of annual salary and bonus reported for the Named Executive Officer.

KEY PERSON LIFE INSURANCE

         FMIC is the beneficiary of key person life insurance policies on the lives of Messrs. Shaw and Feeney in the aggregate amounts of $4.0 million and $2.0 million, respectively.

DIRECTOR COMPENSATION

         Each Director who is not an officer of the Company is entitled to receive $500 for attendance at each meeting of the full Board of Directors. Directors are also entitled to reimbursement for their expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date hereof, certain information with respect to the beneficial ownership of the Company's common stock and preferred stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each person known by the Company to own beneficially more than 5% of the outstanding shares of preferred stock, (iii) each director of the Company, (iv) each of the Named Executive Officers, and (v) all executive officers and directors as a group.

                                      Shares of                    Shares of
                                     Common Stock   Percent of   Preferred Stock    Percent of
                                     Beneficially  Ownership of   Beneficially     Ownership of
                                       Owned(1)    Common Stock     Owned(1)      Preferred Stock
                                     ------------  ------------  ---------------  ---------------
Jerome M. Shaw(2)(3)(4)(10)(11)* .....  1,535.5       24.9%          5,250             25.2%
J. Michael Feeney(3)(6)(10)* .........    835         13.5           3,000             14.4
Ronald N. Weiser(5) ..................    523.4        8.5           1,575              7.6
William S. Weaver(9)(10)* ............    465          7.5           1,625              7.8
Richard H. Smith(10)* ................    448          7.3           1,575              7.6
Peter M. Feeney(10)* .................    448          7.3           1,575              7.6
4SFW, LLC(2) .........................    448          7.3           1,575              7.6
Shaw Fin Holdings, LLC(2) ............    356          5.8           1,200              5.8
Pledger-Cordwell Holdings, LLC(2) ....    312          5.1           1,200              5.8
A. Robert Armstrong* .................     50          0.8             150              0.7
A. Michael Levin(7)* .................     50          0.8             150              0.7
William C. Tyler(8)* .................   47.2          0.8             150              0.7
All executive officers and directors
  as a group (8 persons) .............  1,774.7       28.9%          5,975             28.7%

----------
(1) Other than as may be provided in the Agreement Among Stockholders and as otherwise disclosed herein, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Pursuant to the Agreement Among Stockholders, Mr. Shaw has the power to nominate a majority of the directors of the Company and the stockholders of the Company are obligated to elect those persons so nominated. Additionally, the stockholders of the Company, pursuant to the Agreement Among Stockholders, have appointed Mr. Shaw as their proxy to vote in Mr. Shaw's discretion upon matters involving (i) an increase or decrease in the number of authorized shares of any class of the Company's stock and (ii) stock splits, combinations or any dividend paid in shares, in connection with any class of the Company's stock.
(2) The address of this stockholder is c/o First Mercury Financial Corporation, 29621 Northwestern Highway, P.O. Box 5096, Southfield, Michigan 48086.
(3) Includes 312 common shares and 1,200 preferred shares held by Pledger-Cordwell Holdings, LLC over which all members have shared investment and voting power.
(4) Includes 356 common shares and 1,200 preferred shares held by Shaw Fin Holdings, LLC over which Mr. Shaw has shared investment and voting power.
(5) The address of this stockholder is McKinley Associates, Inc., 320 N. Main Street, #200, Ann Arbor, Michigan 48104. Includes 139 common shares and 450 preferred shares held by McKinley Associates, of which Mr. Weiser is the 85% owner, and 12.5 common shares and 37.5 preferred shares that are owned by his wife, Eileen Weiser.
(6) Includes 75 common shares and 225 preferred shares owned by Mr. Feeney in a joint tenancy with right of survivorship with his wife, Ann E. Feeney.
(7) All of the shares attributed to Mr. Levin are owned by the A. Michael Levin Revocable Trust.
(8) All of the shares attributed to Mr. Tyler are owned by WCT Investment Trust, of which Mr. Tyler is the trustee.
(9) Includes 17 common shares and 50 preferred shares attributed to Mr. Weaver from the Isadore Silverman Revocable Trust, of which Mr. Weaver is the beneficiary of one-third of these shares.
(10) Includes 448 common shares and 1,575 preferred shares held by 4SFW over which all members have shared investment and voting power.
(11) Includes 19.5 common shares and 75 preferred shares of CoverX Corporation of which Mr. Shaw is the controlling stockholder.
*    Represents an executive officer or a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following are transactions and relationships currently in force, or which are currently proposed, to which the Company is or is anticipated to be a party:

AGREEMENT AMONG STOCKHOLDERS

         The Company and its stockholders are subject to an Agreement Among Stockholders that allows Mr. Shaw to nominate a majority of the directors of the Company, and obligates the stockholders of the Company to elect those persons so nominated. Pursuant to the Agreement Among Stockholders, the stockholders of the Company also have appointed Mr. Shaw as their proxy, until and including December 31, 2000, to vote in Mr. Shaw's discretion upon matters involving (i) an increase or decrease in the number of authorized shares of any class of the Company's stock, and (ii) stock splits, combinations or any dividend paid in shares, in connection with any class of the Company's stock. Furthermore, the Agreement Among Stockholders provides for certain restrictions on the transferability of the Company's stock, including a first right of refusal to the benefit of the Company and a second right of refusal to the benefit of both the Company and the Company's stockholders. In addition, in the event the Management Agreement between FMIC and MM is terminated or not renewed by the Company, the Agreement Among Stockholders grants to the Shaw-Feeney Group the option to "put" to the Company all shares of the Company's stock that are owned by the Shaw-Feeney Group for cash at full book value, although, pursuant to the Indenture, no payments can be made pursuant to the exercise of such "put" option until holders of the Notes have been given the opportunity to redeem their Notes and such redemptions have occurred. As of December 31, 1996, the stock owned by the Shaw-Feeney Group represented approximately 17.6% and 17.1% of the issued and outstanding shares of the Company's common stock and preferred stock, respectively, and as of December 31, 1996, such a "put" by the Shaw-Feeney Group would have resulted in a payment by the Company of approximately $4.7 million. Furthermore, should the Shaw-Feeney Group receive a bona fide offer to purchase all or substantially all of the outstanding stock of the Company, the Shaw-Feeney Group may require the remaining stockholders of the Company to sell all of their stock to the same party on the same terms and conditions and at the same price per share as the shares of stock owned by the Shaw-Feeney Group. The Agreement Among Stockholders may be amended, modified or terminated, subject to certain restrictions, only by agreement of the holders of more than 90% of the Company's common stock. The Agreement Among Stockholders automatically will terminate on the date a registered public offering of the Company's common stock is declared effective with the Securities and Exchange Commission.

SERVICE COMPANIES

         Prior to its merger into FMIC, the Syndicate was party to a General Agency Agreement with CoverX and a Management Agreement with MM whereby CoverX and MM provide underwriting, administrative, marketing and claims handling services to the Syndicate in exchange for certain percentages of the Syndicate's annual gross written premiums. CoverX and MM are controlled by Jerome M. Shaw.

         Under the General Agency Agreement, the Syndicate paid to Cover X as compensation for services rendered and expenses incurred an amount equal to 21.5 percent of the gross written premium on the business that is subject to the General Agency Agreement between the Syndicate and Cover X. The aggregate compensation paid by the Syndicate to Cover X approximated $1,565,000 for the year ended December 31, 1996.

         Additionally, Cover X was reimbursed each year on a cost per file basis for the claims handling services it provided on Syndicate files. The aggregate reimbursement paid to Cover X approximated $540,000 for the year ended December 31, 1996.

         Under the Management Agreement between the Syndicate and MM, the Syndicate paid to MM annual compensation equal to 6.5 percent of the Syndicate's gross written premiums, which approximated $370,000 for the year ended December 31, 1996. The Syndicate also reimbursed MM in the amount of 3 percent of gross written premiums (excluding premiums assumed from All Nation) for unallocated loss adjustment expenses, which approximated $346,000 for the year ended December 31, 1996.

         Effective June 28, 1996, FMIC and MM entered into a management agreement whereby MM administers certain aspects of the business of FMIC, including marketing and promotional activities, administration, investment and financial oversight services for compensation equal to 15 percent of FMIC's direct and assumed written premium. Compensation paid to MM approximated $288,000 for the year ended December 31, 1996. FMIC has no General Agency Agreement with CoverX at December 31, 1996.

         All Nation pays to MM an annual administrative fee equal to the greater of 2.5% of All Nation's annual gross written premium or $500,000. The aggregate compensation paid by All Nation to MM in 1996 was $500,000.

         The Company's Board has approved an arrangement with MM whereby MM receives a management and consulting fee in the amount of 2.5% of the gross written premium of any insurance company or other risk-bearing entity that is acquired by the Company. No such fees were paid in 1996.

         The contracts between the insurance subsidiaries and the Service Companies, including the consideration set forth therein, were structured to provide that the Company's expenses (other than expenses attributable to losses on insurance policies) would remain stable and fixed as a percentage of premium. The consideration was set at rates that would be reasonable from the perspective of the companies, yet still permit appropriate profit to the Service Companies. Each of the contracts between the companies and the Service Companies was unanimously approved by the companies' respective boards, including all independent board members.

         The Company believes that all of its past, current and proposed transactions with affiliates were, are or will be, as the case may be, made and entered into on terms neither materially more nor materially less favorable to the Company than those available from unaffiliated third parties. The Company submits all affiliated-party transactions, including the specific contemplated terms and consideration of such transactions, for the consideration and approval of the Company's full Board, including the approval of a majority of disinterested directors. Additionally, certain affiliated-party transactions are subject to notification or approval requirements of applicable regulatory authorities. See "Item 1 -- Business -- Regulation -- Holding Company Systems Regulation."

LOAN TO OKC APARTMENTS LIMITED PARTNERSHIP

         On October 1, 1991, the Company extended a secured loan of $2,750,000 to OKC Apartments Limited Partnership ("OKC"), of which Ronald N. Weiser and McKinley Associates, Inc., a Michigan corporation ("McKinley"), stockholders of the Company, are general partners. William C. Tyler, a director of Mercury, is an officer and minority owner of McKinley. The loan was secured by a mortgage on commercial real property and the borrower's investment in common stock of Mercury, as well as by guarantees of the general partners of OKC. Interest on the loan was payable quarterly at an annual rate of 11%. During 1995, the loan was repaid in full. The Company received a $500,000 yield maintenance fee in 1995 as a result of the early repayment.

PRIME

         Prime Syndicate, Inc., an Illinois corporation and member of the IIE, began writing business in 1992, and participated until September 30, 1995 in a reinsurance agreement whereby the Syndicate ceded certain business to Prime. The reinsurance premiums ceded to Prime by the Syndicate in 1995 were $2,807,000. On December 22, 1995, the management agreement between MM and Prime was terminated. Messrs. Shaw and Feeney sold the shares of Prime they owned indirectly through Pledger-Cordwell Holdings, and Messrs. Shaw, Feeney and Weaver resigned from their positions as officers and/or directors of Prime.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. The following financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the Years Ended
          December 31, 1994, 1995 and 1996
          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996
          Notes to Consolidated Financial Statements

     2. The following financial statement schedules of the Company are filed as part of this Form 10-K:

          Schedule I    --   Summary of Investments
          Schedule II   --   Condensed Financial Statements of First Mercury
                             Financial Corporation (Parent Company)
          Schedule IV   --   Reinsurance
          Schedule VI   --   Supplemental Information Concerning
                             Property/Casualty Insurance Companies

          All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed with this Report or incorporated by reference as set forth below.

Exhibit Number
--------------

3.1*          Amended and Restated Certificate of Incorporation of the Company

3.2*          Amended and Restated Bylaws of the Company

4.1*          Form of Indenture relating to the Notes

4.2*          Form of Note (included in Exhibit 4.1)

10.1* Agreement Among Stockholders effective as of January 1, 1994 among the Company (formerly known as Mercury Insurance Group, Inc.) and its stockholders

10.2* Management Agreement dated February 5, 1991 between First Mercury Syndicate, Inc. (the "Syndicate") and Mercury Management, Inc. ("MM")

10.3* General Agency Agreement dated November 29, 1985 between the Syndicate, MM, and CoverX, as amended

10.4* Administration Agreement dated August 23, 1994 between All Nation Insurance Company ("All Nation") and MM

10.5*         Form of Directors' Indemnification Agreement

10.6* Stock Option Agreement dated April 2, 1993 between All Nation and Insurance Services of Minnesota, Inc.

10.7** Quota Share Reinsurance Agreement effective January 1, 1992 between All Nation and the Syndicate, as amended

10.8** Excess Casualty Reinsurance Agreement effective November 1, 1992 between the Syndicate and Reliance Insurance Company, as amended

10.9* Automatic Facility Excess of Loss Reinsurance Agreement effective July 1, 1991 between the Syndicate and National Reinsurance Corporation

10.10* Property Facultative Binding Agreement effective November 1, 1990 between the Syndicate and Munich American Reinsurance Company

10.11* Quota Share Reinsurance Agreement effective April 1, 1993 between the Syndicate and Prime Syndicate, Inc.

10.12* Loan Agreement, Mortgage Note, Guaranty Agreement, and Pledge and Security Agreement dated October 1, 1991

10.13* Form of Agreement for the Sale and Purchase of Shares of Common Stock of All Nation between the Syndicate and the Company

10.14** Tax Allocation Agreement dated March 1, 1995 among First Mercury Financial Corporation, the Syndicate, All Nation and National Family Insurance Corporation

10.15*** Excess Casualty Reinsurance Agreement effective November 1, 1995 between the Syndicate and Reliance Insurance Company

10.16*** Reinsurance Commutation effective September 30, 1995 between the Syndicate and Prime

10.17*** Reinsurance Commutation effective September 30, 1995 between the Syndicate and Prime

10.18****     Quota Share Reinsurance Contract effective May 1, 1996 between
              Allstate Insurance Company and All Nation

10.19****     Service Agreement effective May 1, 1996 between All Nation,
              Mercury, Allstate and Deerbrook

10.20*****    Reinsurance Agreement effective June 28, 1996 between the
              Syndicate and FMIC

10.21******   Withdrawal Agreement effective November 7, 1996 between the
              Syndicate and the IIE

10.22 Trust Agreement effective December 16, 1996 between the Syndicate and LaSalle National Trust, N.A.

10.23         Management Agreement dated December 24, 1996 between FMIC and MM

21*           Subsidiaries of the Company

----------
* Incorporated by Reference to the same Exhibit number in the Company's Registration Statement on Form S-1 (File No. 33-83382).
** Incorporated by Reference to the same Exhibit number in the Company's December 31, 1994 Form 10-K (File No. 33-83382).
*** Incorporated by Reference to the same Exhibit number in the Company's December 31, 1995 Form 10-K (File No. 33-83382).
**** Incorporated by Reference to the same Exhibit number in the Company's March 31, 1996 Form 10-Q (File No. 33-83382).
***** Incorporated by Reference to the same Exhibit number in the Company's June 30, 1996 Form 10-Q (File No. 33-83382).
****** Incorporated by Reference to the same Exhibit number in the Company's September 30, 1996 Form 10-Q (File No. 33-83382).
(b)      Reports on Form 8-K:
         The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                           FIRST MERCURY FINANCIAL CORPORATION

                                           By:  /s/   JEROME M. SHAW
                                                --------------------------------
                                                Jerome M. Shaw,
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.

       Signature                                                      Title
      ----------                                                      -----

   /s/ JEROME M. SHAW      Chief Executive Officer (Principal Executive Officer)
------------------------   and a Director
     Jerome M. Shaw


  /s/ RICHARD H. SMITH     President and Chief Operating Officer
------------------------
    Richard H. Smith


 /s/ J. MICHAEL FEENEY     Executive Vice President and a Director
------------------------
   J. Michael Feeney


 /s/ WILLIAM S. WEAVER     Chief Financial Officer (Principal Financial and
------------------------   Accounting Officer) and a Director
   William S. Weaver


  /s/ PETER M. FEENEY      Vice President and a Director
------------------------
    Peter M. Feeney


/s/ A. ROBERT ARMSTRONG    Director
------------------------
  A. Robert Armstrong


  /s/ A. MICHAEL LEVIN     Director
------------------------
    A. Michael Levin


  /s/ WILLIAM C. TYLER     Director
------------------------
    William C. Tyler

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements

For the Years Ended December 31, 1994, 1995 and 1996
(With Independent Auditors' Report Thereon)

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report                                                1

Consolidated Balance Sheets                                                 2

Consolidated Statements of Operations                                       3

Consolidated Statements of Stockholders' Equity                             4

Consolidated Statements of Cash Flows                                       5

Notes to Consolidated Financial Statements                                6-26

                          Independent Auditors' Report

The Board of Directors
First Mercury Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First Mercury Financial Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mercury Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Detroit, Michigan
March 14, 1997

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1996

                       Assets                                          1995           1996
                       ------                                          ----           ----
Investments:
  Debt securities                                                  $ 77,626,804   $ 71,871,818
  Preferred stocks                                                    3,694,910      2,691,194
  Common stocks                                                            --           52,200
  Short-term investments                                              4,413,700      1,810,340
                                                                   ------------   ------------
      Total investments                                              85,735,414     76,425,552

Cash and cash equivalents                                             2,336,140      3,945,289
Premiums receivable                                                   2,962,607      2,105,725
Note receivable                                                         300,000        300,000
Accrued investment income receivable                                    905,699      1,078,346
Reinsurance recoverable on paid losses                                  133,341        478,919
Reinsurance recoverable on unpaid losses                              3,556,940      8,484,364
Prepaid reinsurance premiums                                            705,870      1,799,876
Deferred acquisition costs                                            1,673,291        691,319
Deferred federal income taxes                                         1,813,631      2,288,715
Federal income taxes recoverable                                      1,199,775        571,541
Fixed assets, net of accumulated depreciation                         1,654,401      1,667,317
Installment and service contract receivable                                --          898,779
Other assets                                                          1,068,272      1,375,631
                                                                   ------------   ------------
      Total assets                                                 $104,045,381   $102,111,373
                                                                   ============   ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Loss and loss adjustment expense reserves (includes $1,635,743 and $1,656,889 of related party unallocated loss adjustment
  expense reserves at December 31, 1995 and 1996, respectively)      56,570,332   $ 55,519,174
Unearned premium reserves                                             8,800,175      5,656,660
Senior subordinated notes payable, net of repurchases of
  $775,000 in 1996                                                   10,000,000      9,225,000
Ceded reinsurance payable                                               254,657         87,373
Funds held under reinsurance contracts                                     --          842,295
Deferred revenue                                                           --        2,181,975
Accounts payable and accrued expenses                                 2,015,347      2,080,221
                                                                   ------------   ------------
      Total liabilities                                              77,640,511     75,592,698

Minority interest                                                         3,634          3,278

Stockholders' equity:
  Cumulative preferred stock, $0.01 par value.  Authorized
  23,000 shares; issued and outstanding 20,850 shares                       209            209
  Common stock, $0.01 par value.  Authorized 7,000 shares;
    issued and outstanding 6,164.07 shares                                   62             62
  Gross paid-in and contributed capital                               3,474,872      3,437,372
  Net unrealized gains, net of federal income taxes of
    $654,558 and $94,674 in 1995 and 1996, respectively               1,270,614        183,780
  Retained earnings                                                  21,655,479     22,893,974
                                                                   ------------   ------------

      Total stockholders' equity                                     26,401,236     26,515,397
                                                                   ------------   ------------
Commitments and contingencies

      Total liabilities and stockholders' equity                   $104,045,381   $102,111,373
                                                                   ============   ============

See accompanying notes to consolidated financial statements.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the years ended December 31, 1994, 1995 and 1996

                                                                         1994            1995            1996
                                                                         ----            ----            ----
Revenues and other income:
  Gross written premiums                                             $ 33,312,655    $ 34,122,402    $ 27,221,164
    Less:
      Ceded premiums written                                           (2,177,079)     (1,891,846)    (10,577,268)
      Ceded premiums written - Prime Syndicate, Inc.                   (3,116,206)     (2,806,892)           --
                                                                     ------------    ------------    ------------
          Net premiums written                                         28,019,370      29,423,664      16,643,896

  Decrease in unearned premiums                                           819,347         250,474       4,170,445
                                                                     ------------    ------------    ------------
          Net earned premiums                                          28,838,717      29,674,138      20,814,341

  Net investment income                                                 4,323,458       5,939,793       5,484,295
  Realized gains (losses) on sales of investments                         (67,434)        (13,607)        487,146
  Gain on sale of agency-produced non-standard automobile business           --              --           407,692
  Miscellaneous income (expense)                                         (274,960)         72,951         994,156
                                                                     ------------    ------------    ------------
          Total revenues and other income                              32,819,781      35,673,275      28,137,630
                                                                     ------------    ------------    ------------

Expenses:
  Losses and loss adjustment expenses                                  22,925,634      23,465,177      25,243,565
    Less:
      Ceded losses and loss adjustment expenses                        (1,579,335)      1,869,779      (8,605,199)
      Ceded losses and loss adjustment expenses - Prime
        Syndicate, Inc.                                                (2,155,727)     (2,094,182)           --
                                                                     ------------    ------------    ------------
          Losses and loss adjustment expenses, net (includes
            related party loss adjustment expenses of
            $1,167,698, $879,004 and $864,954 for the years
            ended December 31, 1994, 1995, and 1996,
            respectively)                                              19,190,572      23,240,774      16,638,366

  Amortization of deferred acquisition expenses                         5,748,216       5,850,480       3,905,689
  Other underwriting expenses                                           2,719,480       3,260,777       3,033,955
  Other underwriting expenses - related parties                         1,593,060       1,320,864       1,158,147
  Interest expense                                                          6,027       1,192,085       1,201,919
                                                                     ------------    ------------    ------------
          Total expenses                                               29,257,355      34,864,980      25,938,076
                                                                     ------------    ------------    ------------
          Income before federal income taxes                            3,562,426         808,295       2,199,554

Federal income taxes                                                      689,616         860,025         617,034
                                                                     ------------    ------------    ------------
          Net income (loss)                                             2,872,810         (51,730)      1,582,520

Less dividends on cumulative preferred stock                             (344,025)       (344,025)       (344,025)
                                                                     ------------    ------------    ------------
          Net income (loss) available to common stockholders
                                                                     $  2,528,785    $   (395,755)   $  1,238,495
                                                                     ============    ============    ============
Per-share earnings (loss)                                                 $410.25         $(64.20)        $200.92
                                                                          =======         =======         =======

See accompanying notes to consolidated financial statements.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1994, 1995 and 1996

                                                                                 Net
                                                                              Unrealized
                                                                                 Gains
                                                                  Gross     (Losses), Net
                                                                 Paid-in      of Federal
                                           Cumulative              and          Income
                                           Preferred   Common  Contributed       Taxes         Retained
                                             Stock     Stock     Capital       (Benefit)       Earnings          Total
                                           ----------  ------  -----------  --------------     --------          -----
Balances at December 31, 1993                $209      $ 62    $ 3,437,372    $   968,214    $ 19,522,449    $ 23,928,306

Net Income                                    --                      --             --         2,872,810       2,872,810
Dividends paid to cumulative preferred
     stockholders                             --                      --             --          (344,025)       (344,025)
Change in net unrealized gains (losses)
     on marketable investment securities
                                                                      --       (2,720,461)           --        (2,720,461)
                                             ----      ----    -----------    -----------    ------------    ------------
Balances at December 31, 1994                 209        62      3,437,372     (1,752,247)     22,051,234      23,736,630

Net loss                                      --                      --             --           (51,730)        (51,730)
Dividends paid to cumulative preferred
     stockholders                             --                      --             --          (344,025)       (344,025)
Change in net unrealized gains (losses)
     on marketable investment securities
                                              --                      --        3,022,861            --         3,022,861
Capital drawn under letters of credit         --                    37,500           --              --            37,500
                                             ----      ----    -----------    -----------    ------------    ------------
Balances at December 31, 1995                 209        62      3,474,872      1,270,614      21,655,479      26,401,236

Net income                                    --                      --             --         1,582,520       1,582,520
Dividends paid to cumulative preferred
     stockholders                             --                      --             --          (344,025)       (344,025)
Return of capital drawn under letters of
     credit                                   --                   (37,500)          --              --           (37,500)
Change in net unrealized gains (losses)
     on marketable investment securities      --                      --       (1,086,834)           --        (1,086,834)
                                             ----      ----    -----------    -----------    ------------    ------------
Balances at December 31, 1996                $209      $ 62    $ 3,437,372    $   183,780    $ 22,893,974    $ 26,515,397
                                             ====      ====    ===========    ===========    ============    ============

See accompanying notes to consolidated financial statements.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1995 and 1996

                                                                                1994                1995            1996
                                                                                ----                ----            ----
Cash flows from operating activities:
  Net income (loss)                                                         $  2,872,810    $    (51,730)   $  1,582,520
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                519,402        (179,720)        181,159
    Net (gains) losses on sales of investments                                    67,434          13,607        (487,146)
    Changes in assets and liabilities:
      Decrease (increase) in premiums receivable                                 473,722        (660,411)        856,882
      Decrease (increase) in prepaid reinsurance premiums                        (79,855)         19,992      (1,094,006)
      Decrease (increase) in prepaid reinsurance premiums - related party         (6,035)        484,444            --
      Decrease (increase) in reinsurance recoverable on paid losses             (524,496)        391,155        (345,578)
      Decrease (increase) in reinsurance recoverable on unpaid  losses          (602,728)      2,037,916      (4,927,424)
      Decrease (increase) in reinsurance recoverable on unpaid losses -
        related party                                                           (224,636)      2,147,823            --
      Decrease (increase) in deferred acquisition costs                            8,494         (27,075)        981,972
      Decrease in deferred federal income taxes, net of effects of change
        in net unrealized gains on marketable securities                         366,661       1,551,222          84,800
      Decrease (increase) in accrued investment income                           434,259        (112,736)       (172,647)
      Decrease (increase) in federal income taxes recoverable                    (79,394)       (711,197)        628,234
      Increase in installment and service contract receivable                       --              --          (898,779)
      Decrease (increase) in other assets                                         59,720         786,397        (307,359)
      Decrease in liability for loss and loss adjustment expense reserves     (1,002,930)     (3,887,867)     (1,051,158)
      Decrease in unearned premium reserves                                     (733,458)       (127,997)     (3,143,515)
      Increase (decrease) in ceded reinsurance payable                          (594,062)          2,552        (167,284)
      Decrease in ceded reinsurance payable - related party                      (80,620)        (29,428)           --
      Increase in funds held under reinsurance contracts                            --              --           842,295
      Increase in deferred revenue                                                  --              --         2,181,975
      Increase in other payables and accrued expenses                            397,099         336,067          64,874
                                                                            ------------    ------------    ------------
          Net cash provided by (used in) operating activities                  1,271,387       1,983,014      (5,190,185)
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Cost of short-term investments acquired                                    (61,698,866)    (44,376,279)    (28,107,501)
  Proceeds from disposals of short-term investments                           51,095,479      53,564,020      30,710,861
  Cost of debt securities acquired                                           (39,935,511)    (55,967,688)    (17,654,793)
  Proceeds from maturities of debt securities                                  5,376,203       6,633,127       9,434,012
  Proceeds from debt securities sold                                          35,349,292      36,257,595      12,209,136
  Cost of equity securities acquired                                                --          (420,226)       (990,403)
  Proceeds from equity securities sold                                            62,308            --         2,061,094
  Proceeds from repayment of mortgage loan                                          --         2,750,000            --
  Cost of fixed assets purchased                                                (481,816)        (70,839)       (481,191)
  Decrease in minority interest                                                   (9,413)           (435)           (356)
                                                                            ------------    ------------    ------------
          Net cash provided by (used in) investing activities                (10,242,324)     (1,630,725)      7,180,859
                                                                            ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from sale of senior subordinated notes                              9,550,000            --              --
  Capital contribution from stockholder                                             --            37,500         (37,500)
  Dividends paid to preferred stockholders                                      (344,025)       (344,025)       (344,025)
                                                                            ------------    ------------    ------------
          Net cash provided by (used in) financing activities                  9,205,975        (306,525)       (381,525)
                                                                            ------------    ------------    ------------

Net increase in cash and cash equivalents                                        235,038          45,764       1,609,149

Cash and cash equivalents at beginning of year                                 2,055,338       2,290,376       2,336,140
                                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                                    $  2,290,376    $  2,336,140    $  3,945,289
                                                                            ============    ============    ============
Supplemental cash flow information - cash paid during the year for:
  Income taxes                                                              $    403,700    $     20,000    $    175,000
                                                                            ============    ============    ============
  Interest                                                                  $       --      $  1,011,389    $  1,100,000
                                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of First Mercury Financial Corporation (FMFC) and its wholly owned subsidiaries
         - First Mercury Insurance Company (FMIC), successor to First Mercury Syndicate, Inc. (the Syndicate), and All Nation Insurance Company (All Nation) collectively referred to as "the Company."

         The Syndicate operated as an underwriting member of the Illinois Insurance Exchange (the Exchange). Under the licensing of the Exchange, the Syndicate wrote general liability insurance, allied property, and auto physical damage coverages in 44 states, the District of Columbia, and the U.S. Virgin Islands. Approximately 24 percent of the Syndicate's direct premiums written in 1996 were in the State of California. On June 28, 1996, the Syndicate formed FMIC as an Illinois domiciled property and casualty insurance subsidiary with an initial capitalization of $20 million. The formation of FMIC, a licensed Illinois insurer, provided the Syndicate with an affiliated company in which to potentially place coverages offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer, on June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the Exchange of its intention to withdraw from the Exchange. On November 7, 1996, the Syndicate and the Exchange executed a withdrawal agreement (see note 11). Upon the Syndicate's withdrawal, the Syndicate was merged into FMIC.

         All Nation is domiciled in the State of Minnesota, is licensed in 15 states, and writes predominantly private passenger auto liability, auto physical damage and commercial multi-peril coverage (see note 9). The majority of All Nation's premium volume originates in the northwest region of the United States. All Nation owns 100 percent of National Family Insurance Company (National Family), a property and casualty company currently in liquidation in the State of Minnesota. National Family has been in receivership since before being acquired by All Nation and is currently under the supervision of the Minnesota Commissioner of Commerce (see note 5). The State of Minnesota has represented that it is unaware of any provision of law that imposes responsibility on either All Nation or First Mercury to cure any deficit resulting from liquidation. The Company has no intention of infusing capital into National Family. Because of these considerations and because All Nation currently lacks voting control over National Family, it is not consolidated for financial statement purposes.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION, CONTINUED

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which vary in certain respects from statutory accounting followed in reporting to insurance regulatory authorities (see note 12 for a description of such differences). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and revenues and expenses for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate to the determination of the reserves for losses and loss adjustment expenses and the recoverability of deferred tax assets.

         Following is a description of the more significant risks facing property/casualty insurers and how the Company mitigates those risks:

         LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will change and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk through underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

         CREDIT RISK is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies, and by providing for any amounts deemed uncollectible.

         INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 1996, the estimated market value of the Company's bond portfolio was greater than its costs.

         (a)      CASH EQUIVALENTS

                  The Company considers all short-term investments with a maturity date of three months or less from the date of purchase to be cash equivalents. The carrying amount approximates market value because of the short maturity of those instruments.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (b)      INVESTMENTS

                  The Company classifies its marketable investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

                  Available-for-sale securities are reported at market value. Unrealized holding gains and losses, net of the related taxes, on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized.

                  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

                  Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

         (c)      DEFERRED POLICY ACQUISITION EXPENSES

                  Policy acquisition expenses, consisting of commissions and other costs that vary with and are primarily related to the production of new and renewal business, are deferred, subject to ultimate recoverability, and charged to expense over the period in which the related premiums are earned.

         (d)      FIXED ASSETS

                  Fixed assets are recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, as follows:

                     Office building                                    30 years
                     Real estate improvements                         7-30 years
                     Data processing equipment                         3-8 years

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (d)      FIXED ASSETS, CONTINUED

                  During 1995, the Financial Accounting Standards Board issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 was implemented by the Company in 1996, which adoption had no material effect on the Company's operating results or financial condition.

         (e)      LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                  The reserves for losses and loss adjustment expenses represents the accumulation of individual case estimates for reported losses and loss adjustment expenses, and actuarial estimates for incurred but not reported losses and loss adjustment expenses. Assumed reserves are recorded as reported by the ceding organization. The reserves for loss and loss adjustment expenses are intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded. Reinsurance recoverable on paid and unpaid losses is reflected as assets on separate lines of the balance sheet. The reserve estimates are continually reviewed and updated, and the ultimate liability may be more or less than the current estimate. The effects of changes in the estimated reserves are included in the results of operations in the period in which the estimate is revised.

         (f)      PREMIUMS

                  Premiums are recognized as earned using the daily pro rata method over the terms of the policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Prepaid reinsurance premiums represent the portion of ceded premiums that relate to the unexpired terms of reinsurance policies in force.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (g)      FEDERAL INCOME TAXES

                  Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period of enactment.

         (h)      DEFERRED DEBT ISSUANCE COSTS

                  Deferred debt issuance costs, included in other assets in the accompanying consolidated balance sheets, are amortized on a straight-line basis over ten years, the term of the related debt.

         (i)      RECLASSIFICATIONS

                  Certain 1995 balances have been reclassified to conform with 1996 presentation.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(2)      INVESTMENTS

         The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 1996, by major security type, were as follows:

                                                      Gross Unrealized
                                   Amortized        --------------------         Market
                                      Cost          Gains         Losses         Value
                                      ----          -----         ------         -----
Debt securities:
  U.S. government
     securities                   $14,754,463   $   169,665   $  (147,043)   $14,777,085
  Government agency
     mortgage-backed securities    13,070,436        34,023      (141,459)    12,963,000
  Collateralized mortgage
     obligations and other
     asset-backed securities       28,323,392       443,357      (149,725)    28,617,024
  Obligations of states and
     political subdivisions         9,723,435        81,099      (156,977)     9,647,557
  Corporate bonds                   5,812,911       134,001       (79,760)     5,867,152
                                  -----------   -----------   -----------    -----------
       Total debt securities       71,684,637       862,145      (674,946)    71,871,818

Common stocks                          52,325          --            (125)        52,200

Preferred stocks                    2,599,796       115,610       (24,212)     2,691,194

Short-term investments              1,810,340          --            --        1,810,340
                                  -----------   -----------   -----------    -----------
       Total                      $76,147,098   $   977,755   $  (699,301)   $76,425,552
                                  ===========   ===========   ===========    ===========

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(2)      INVESTMENTS, CONTINUED

         The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 1995, by major security type, were as follows:

                                                   Gross Unrealized
                                Amortized        --------------------        Market
                                   Cost          Gains         Losses        Value
                                   ----          -----         ------        -----
Debt securities:
  U.S. government
     securities                $17,216,149   $   451,899   $    (6,980)   $17,661,068
  Government agency
     mortgage-backed
     securities                  9,807,060       130,591       (11,857)     9,925,794
  Collateralized mortgage
     obligations and other
     asset-backed securities    39,413,422     1,167,215       (46,773)    40,533,864
  Obligations of states and
     political subdivisions      2,521,795        66,704        (2,680)     2,585,819
  Municipal and utility
     bonds                       3,991,609       123,488        (6,408)     4,108,689
  Corporate bonds                2,771,378        87,009       (46,817)     2,811,570
                               -----------   -----------   -----------    -----------
       Total debt
          securities            75,721,413     2,026,906      (121,515)    77,626,804

Preferred stocks                 3,675,129        19,781          --        3,694,910

Short-term investments           4,413,700          --            --        4,413,700
                               -----------   -----------   -----------    -----------
       Total                   $83,810,242   $ 2,046,687   $  (121,515)   $85,735,414
                               ===========   ===========   ===========    ===========

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(2)      INVESTMENTS, CONTINUED

         The amortized cost and market value of debt securities, by contractual maturity, as of December 31, 1996, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized        Market
                                                          Cost          Value
                                                          ----          -----
Due in one year or less                               $ 2,597,190    $ 2,613,260
Due after one year through five years                  16,072,449     16,177,274
Due after five years through ten years                  8,827,205      8,824,292
Due after ten years                                     2,793,965      2,676,968
                                                      -----------    -----------
                                                       30,290,809     30,291,794

Government agency mortgage-backed securities           13,070,436     12,963,000
Collateralized mortgage obligations and
other asset-backed securities
                                                       28,323,392     28,617,024
                                                      -----------    -----------
                                                      $71,684,637    $71,871,818
                                                      ===========    ===========

         Net investment income for the years ended December 31, 1994, 1995 and 1996, was as follows:

                                          1994           1995           1996
                                          ----           ----           ----
Debt securities                       $ 3,793,742    $ 4,955,166    $ 5,153,875
Preferred stocks                          181,690        197,428        184,779
Short-term investments                    213,005        242,563        192,232
Mortgage loan                             302,500        697,535           --
Note receivable                            28,563         34,125         33,782
Installment note receivable (note 9)         --             --          155,778
Rental income                              81,870         80,000         80,000
Investment expenses                      (313,256)      (331,011)      (394,453)
Other                                      35,344         63,987         78,302
                                      -----------    -----------    -----------
                                        4,323,458      5,939,793      5,484,295

Realized gains (losses), net              (67,434)       (13,607)       487,146
                                      -----------    -----------    -----------
    Net investment income             $ 4,256,024    $ 5,926,186    $ 5,971,441
                                      ===========    ===========    ===========

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(2)      INVESTMENTS, CONTINUED

         Details of realized and unrealized gains (losses) on investments are as follows:

                                    1994              1995              1996
                                    ----              ----              ----
Realized gains                  $   425,000       $   528,000       $   531,000
Realized losses                    (493,000)         (542,000)          (44,000)
                                -----------       -----------       -----------
                                    (68,000)          (14,000)          487,000

Unrealized, net                  (4,122,000)        4,580,000        (1,647,000)
                                -----------       -----------       -----------
   Total                        $(4,190,000)      $ 4,566,000       $(1,160,000)
                                ===========       ===========       ===========

         On October 1, 1991, the Company extended a secured loan of $2,750,000 to a partnership whose two partners are stockholders of the Company. The full principal amount of the loan was due September 30, 1998. During 1995, the loan was repaid in full. The Company received a $500,000 yield maintenance fee as a result of the early repayment.

         FMIC and All Nation maintain both escrow and trust accounts for the protection of reinsureds, pursuant to the respective assumed reinsurance contracts. These funds are to be used to pay or reimburse the reinsureds for FMIC's or All Nation's share of any losses and allocated loss adjustment expenses paid by the reinsureds if not otherwise paid by FMIC or All Nation. The balances in the accounts are calculated periodically by the reinsureds. At December 31, 1995 and 1996, cash and short-term investments held in these accounts totaled $189,090 and $26,201, respectively.

         At December 31, 1996, All Nation had marketable securities approximating $2.1 million on deposit with the State of Minnesota, as required by law. At December 31, 1996, FMIC had marketable securities approximating $1.5 million on deposit with the State of Illinois, as required by law.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(3)      FIXED ASSETS

         The following is a summary of fixed assets as of December 31, 1995 and 1996:

                                                         1995           1996
                                                         ----           ----
Office building                                      $ 1,066,204    $ 1,066,204
Real estate improvements                                 337,810        346,563
Data processing equipment                                882,249      1,040,703
Land held for future home office of subsidiary           339,000        339,000
Furniture and fixtures                                    39,544         42,999
                                                     -----------    -----------
                                                       2,664,807      2,835,469

Accumulated depreciation                              (1,010,406)    (1,168,152)
                                                     -----------    -----------
   Fixed assets, net                                 $ 1,654,401    $ 1,667,317
                                                     ===========    ===========

(4)      RELATED PARTY TRANSACTIONS

         Prior to its merger into FMIC, the Syndicate was party to a General Agency Agreement with Cover X Corporation (Cover X) and a Management Agreement with Mercury Management (Management) whereby Cover X and Management provided underwriting, administrative, marketing, and claims handling services to the Syndicate in exchange for certain percentages of the Syndicate's gross written premiums. Cover X and Management are principally owned and managed by Jerome M. Shaw, president and a stockholder of FMFC. Prior to December 22, 1995, Shaw was also a director and stockholder of Prime Syndicate, Inc. (Prime).

         Under the General Agency Agreement, the Syndicate paid to Cover X, as compensation for services rendered and expenses incurred, an amount of equal to 21.5 percent of the gross written premium on the business subject to the General Agency Agreement between the Syndicate and Cover
         X. The aggregate compensation paid by the Syndicate to Cover X approximated $3,347,000, $2,801,000 and $1,565,000 for the years ended December 31, 1994, 1995, and 1996, respectively. Additionally, the Syndicate reimbursed Cover X each year on a cost per file basis for the claims handling services it provided to the Syndicate. The aggregate reimbursement paid to Cover X approximated $600,000, $638,000 and $540,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(4)      RELATED PARTY TRANSACTIONS, CONTINUED

         Under the Management Agreement between the Syndicate and Management, the Syndicate paid to Management annual compensation equal to 6.5 percent of the Syndicate's gross written premiums (excluding premiums assumed from All Nation under a quota share reinsurance agreement), which approximated $1,612,000, $907,000 and $370,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Syndicate also reimbursed Management in the amount of 3 percent of gross written premiums (excluding premiums assumed from All National and National Family) for unallocated loss adjustment expenses, which reimbursement approximated $477,000, $400,000 and $346,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         Effective June 28, 1996, FMIC and Management entered into a management agreement whereby management conducts the business of FMIC, including marketing and promotional activities, administration, investment and financial oversight services in exchange for 15 percent of FMIC's direct and assumed written premium. Compensation paid to Management approximated $288,000 for the period June 28 through December 31, 1996. FMIC has no General Agency Agreement with Cover X at December 31, 1996.

         Effective January 1, 1995, All Nation entered into an administrative agreement with Management whereby All Nation pays Management compensation equal to 2.5 percent of All Nation's gross written premiums, excluding premiums assumed by First Mercury and retroceded to Prime. Effective January 1, 1996, a $500,000 minimum was established. Compensation paid to Management under this agreement approximated $437,000 and $500,000 for the years ended December 31, 1995 and 1996, respectively.

         The Company has an arrangement with Management whereby Management receives, beginning January 1, 1995, a management and consulting fee in the amount of 2.5 percent of the gross written premiums of any insurance company or other risk-bearing entity that is acquired by the Company. No such fees were paid in 1995 or 1996.

         Prime participated in a reinsurance agreement whereby All Nation ceded certain business to the Syndicate, which then retroceded the business to Prime (see note 8).

(5)      FEDERAL INCOME TAXES

         FMFC, FMIC, All Nation, and National Family file a consolidated federal income tax return. Taxes are allocated among the companies based on the tax-sharing agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate. To the extent a member of the group has net operating losses which it cannot utilize that other members of the group can utilize, the resulting tax benefits are not provided to the member originating the net operating loss until that member can utilize the loss on a separate-return basis.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(5)      FEDERAL INCOME TAXES, CONTINUED

         At December 31, 1996, All Nation's remaining preacquisition net operating loss carryforward approximates $3,500,000, which becomes available at approximately $310,000 per year through 2005. The Company has established a valuation allowance for the tax benefits attributable to this entire remaining net operating loss carryforward, as it is unlikely that it will be fully utilized. Of the original $4,400,000 preacquisition net operating loss carryforward, approximately $900,000 was used in 1994.

         For 1994, 1995 and 1996, total income taxes (benefits) were allocated as follows:

                                           1994           1995          1996
                                           ----           ----          ----
Income from operations                 $   689,616    $   860,025   $   617,034
Net unrealized gains (losses)
  on available-for-sale securities
  in stockholders' equity               (1,401,450)     1,557,231      (559,884)
                                       -----------    -----------   -----------
                                       $  (711,834)   $ 2,417,256   $    57,150
                                       ===========    ===========   ===========

         Income tax expense consists of:

                                  1994               1995                1996
                                  ----               ----                ----
Current                       $   323,000        $  (691,197)        $   532,234
Deferred                          366,616          1,551,222              84,800
                              -----------        -----------         -----------
                              $   689,616        $   860,025         $   617,034
                              ===========        ===========         ===========

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(5)      FEDERAL INCOME TAXES, CONTINUED

         Federal income taxes in the accompanying consolidated statements of operations differ from the statutory tax rate of 34 percent as follows:

                                                 1994           1995           1996
                                                 ----           ----           ----
Tax provision at statutory rate               1,211,225     $  274,820     $  747,848
Tax effect of:
  Tax-exempt interest                          (545,973)       (78,806)       (16,183)
  Tax expense of unconsolidated subsidiary
                                                229,500        471,800           --
  Utilization of net operating loss
    carryforwards of All Nation
                                               (294,053)          --             --
Other, net                                       88,917        192,211       (114,631)
                                             ----------     ----------     ----------
Federal income tax expense                      689,616     $  860,025     $  617,034
                                             ==========     ==========     ==========
     Effective tax rate                            19.4%         106.4%          28.1%
                                                   ====          =====           ====

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(5)      FEDERAL INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             December 31,
                                                         -------------------
                                                         1995           1996
                                                         ----           ----
Deferred tax assets:
  Loss and loss adjustment expense reserve discount  $ 3,931,420    $ 3,362,094
  Unearned premiums                                      550,413        262,261
  Net operating loss carryforwards                     1,190,000      1,261,151
  Deferred revenue                                          --          181,330
  Alternative minimum tax credits                        429,470        429,470
  Other                                                     --          111,554
                                                     -----------    -----------
     Total gross deferred tax assets                   6,101,303      5,607,860

  Less valuation allowance                            (1,190,000)    (1,190,000)
                                                     -----------    -----------
     Net deferred tax assets                           4,911,303      4,417,860

Deferred tax liabilities:
  Deferred policy acquisition expenses                  (568,919)      (235,048)
  Bond discount accretion                               (557,017)      (194,975)
  Tax benefits of unconsolidated subsidiary           (1,016,728)    (1,227,882)
  Investments carried at market                         (654,558)       (94,674)
  Other                                                 (300,450)      (376,566)
                                                     -----------    -----------
     Total deferred tax liabilities                   (3,097,672)    (2,129,145)
                                                     -----------    -----------
     Net deferred tax asset                          $ 1,813,631    $ 2,288,715
                                                     ===========    ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         The Company has utilized tax benefits of $1,104,300 attributable to the 1992, 1993, 1995 and 1996 net operating losses of National Family. As of December 31, 1996, National Family has received an order of liquidation with a finding of insolvency by the Ramsey County District Court in Minnesota, and accordingly, has ceased all operations. IRS regulations will require repayment of tax benefits generated by National Family and utilized by the Company. Accordingly, the Company has provided for this cumulative liability as of December 31, 1996.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(6)      SENIOR SUBORDINATED NOTES PAYABLE

         As of December 31, 1996, senior subordinated notes aggregating $9,225,000 were outstanding. The notes bear interest at 11 percent per annum, are due December 1, 2004, and are subordinate to senior indebtedness of the Company, of which none was outstanding at December 31, 1996. The Company originally issued an aggregate of $10,000,000 of notes, and has repurchased $775,000 of these notes during 1996. At December 31, 1996, the Company was in compliance with the debt covenants, which include dividend restrictions and maintenance of minimum net worth, as defined. At December 31, 1996, the fair value of senior subordinated notes payable, based on the net present value of cash flows at the Company's incremental borrowing rate, was approximately $10,355,000.

(7)      LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

         As discussed in note 1, the Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the years ended December 31, 1994, 1995 and 1996:

                                        1994            1995            1996
                                        ----            ----            ----
Balance at January 1               $ 61,461,000    $ 60,458,000    $ 56,570,000
  Less reinsurance recoverables      (6,915,000)     (7,742,000)     (3,556,000)
                                   ------------    ------------    ------------
Net balance at January 1             54,546,000      52,716,000      53,014,000

Reserves reassumed under
  reinsurance commutation
                                           --         2,368,000            --
Incurred related to:
  Current year                       24,319,000      24,937,000      19,810,000
  Prior years                        (5,128,000)     (1,696,000)     (3,172,000)
                                   ------------    ------------    ------------
    Total incurred                   19,191,000      23,241,000      16,638,000
                                   ------------    ------------    ------------
Paid related to:
  Current year                        6,387,000      10,295,000       7,492,000
  Prior years                        14,634,000      15,016,000      15,125,000
                                   ------------    ------------    ------------
    Total paid                       21,021,000      25,311,000      22,617,000
                                   ------------    ------------    ------------
Net balance at December 31           52,716,000      53,014,000      47,035,000
  Plus reinsurance recoverables       7,742,000       3,556,000       8,484,000
                                   ------------    ------------    ------------
Balance at December 31             $ 60,458,000    $ 56,570,000    $ 55,519,000
                                   ============    ============    ============

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(7)      LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES, CONTINUED

         The decreases in incurred losses related to prior accident years, as noted in the above table, primarily result from favorable loss development.

(8)      REINSURANCE

         In the normal course of business, FMIC and All Nation seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

         For policies issued by the Syndicate, maximum retention per occurrence is $500,000 for general liability and $50,000 for allied property and auto physical damage coverages, respectively. Excess losses are reinsured under both treaty and facultative agreements.

         Through its membership in the Exchange, the Syndicate was approved or eligible to write direct premium on a surplus lines basis in 44 U.S. states or territories. As of December 31, 1996, FMIC is independently licensed to write direct premium only in the state of Illinois. As a result, FMIC and Empire Fire and Marine Insurance Company ("Empire") entered into a quota share reinsurance arrangement effective July 18, 1996, whereby Empire writes on a direct basis the coverages previously offered by the Syndicate and cedes 50 percent of such business to FMIC. FMIC's maximum retention per occurrence under this reinsurance arrangement is 50 percent of $1,000,000 limits.

         Due to its lack of approval to write insurance in states other than Illinois, FMIC's premium volume is currently dependent upon the reinsurance arrangement with Empire. FMIC is aggressively pursuing licensure or authority to write insurance business on a surplus lines basis in additional states.

         For direct response non-standard automobile and commercial multi-peril coverage, All Nation retains a maximum of $200,000 per occurrence. For losses in excess of its retention, All Nation maintains treaty reinsurance agreements.

         Prior to May 1, 1996, All Nation retained a maximum of $200,000 per occurrence on its agency-produced non-standard automobile coverages. In conjunction with the sale of its agency appointments (see note 9), All Nation has fully reinsured these coverages with Allstate Insurance Company (Allstate) effective May 1, 1996. Under this reinsurance agreement, All Nation has exposure on Allstate's losses on policies written under the reinsurance agreement through December 31, 1996.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(8)      REINSURANCE, CONTINUED

         Prior to January 1, 1995, under a quota share reinsurance agreement, the Syndicate assumed 50 percent of certain lines or sources of business written by All Nation, then retroceded 35 percent of the business assumed to Prime.

         Effective January 1, 1995, the 50 percent reinsurance assumption from All Nation was reduced to a 17.5 percent quota share arrangement with a 100 percent retrocession to Prime. Effective September 30, 1995, the retrocession agreement with Prime was commuted. Prime returned loss and loss adjustment expense reserves of $2,257,991 and unearned premiums of $519,582 (net of commissions of $127,298) to the Syndicate in exchange for $2,550,275 in cash.

         Also effective September 30, 1995, a 35 percent quota share reinsurance agreement of certain lines or sources of business assumed from National Family by the Syndicate and retroceded to Prime was commuted. In exchange for cash of $190,755, the Syndicate reassumed $109,718 of loss and loss adjustment expense reserves and $107,333 of unearned premiums (net of $26,297 in commissions).

         Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

         At December 31, 1996, the Company has reinsurance recoverables and prepaid reinsurance premiums with the following reinsurers:

                                                                      Prepaid
                                                     Reinsurance     Reinsurance
                                                     Recoverables     Premiums
                                                     ------------    -----------
Allstate Insurance Company                            $4,676,000     $1,520,000
Reliance Reinsurance Company of New York               1,041,000         97,000
TIG Reinsurance Company                                  820,000           --
National Reinsurance Company                           1,153,000         91,000
General Reinsurance Corporation                          539,000         67,000
Munich American Reinsurance Company                      695,000         25,000
Other                                                     38,000           --
                                                      ----------     ----------
                                                      $8,962,000     $1,800,000
                                                      ==========     ==========

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(8)      REINSURANCE, CONTINUED

         Net written and earned premiums including reinsurance activity, as well as reinsurance recoveries, were as follows:

                                      1994             1995             1996
                                      ----             ----             ----
Written premiums:
  Direct                         $ 31,944,100     $ 32,511,700     $ 24,360,000
  Assumed                           1,368,600        1,610,700        2,861,200
  Ceded                            (5,293,300)      (4,698,700)     (10,577,300)
                                 ------------     ------------     ------------
    Net written premiums         $ 28,019,400     $ 29,423,700     $ 16,643,900
                                 ============     ============     ============
Earned premiums:
  Direct                         $ 32,749,400     $ 32,700,300     $ 29,130,100
  Assumed                           1,256,700        1,551,700        1,167,500
  Ceded                            (5,207,400)      (4,577,900)      (9,483,300)
                                 ------------     ------------     ------------
    Net earned premiums          $ 28,838,700     $ 29,674,100     $ 20,814,300
                                 ============     ============     ============
Reinsurance recoveries           $  1,947,000     $  2,569,500     $  3,198,900
                                 ============     ============     ============

(9)      GAIN ON SALE OF AGENCY-PRODUCED NON-STANDARD AUTOMOBILE BUSINESS

         Effective May 1, 1996, an agreement was entered into between FMFC, All Nation, Allstate and its wholly owned subsidiary, Deerbrook Insurance Company (Deerbrook), for the assignment of All Nation's independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. The stated price for the independent agent contracts and associated prospective premium was $2.4 million with another $2.4 million paid by Allstate in exchange for a non-compete clause and various financial guarantees. Under the agreement, All Nation continues to write agency non-standard automobile coverages and cedes 100% of the written business to Allstate under a quota share reinsurance agreement for a period of up to two years, as Deerbrook is taking over the direct writing and servicing responsibility from All Nation on a state-by-state basis over the two year period. In addition, All Nation provides underwriting, claims and administrative services for the ceded business on a percentage of premiums basis for an initial period of up to two years as Deerbrook is taking over the direct writing and servicing responsibility from All Nation or a state-by-state basis over the two year period. The agreements exclude All Nation's direct response non-standard automobile business or agency-produced non-standard automobile business written prior to May 1 1996.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(9)      GAIN ON SALE OF AGENCY-PRODUCED NON-STANDARD AUTOMOBILE BUSINESS,
         CONTINUED

         FMFC recognized a net gain on the assignment of the agency contracts of $408,000. The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract and costs attendant with the sale. Revenue related to the non-compete clause of $318,000 has been recognized through December 31, 1996 using straight-line amortization over the thirty-six month term of the non-compete agreement.

(10)     CAPITAL STOCK

         (a)      CUMULATIVE PREFERRED STOCK

                  Each share of $0.01 par value cumulative preferred stock calls for a dividend of 13.2 percent per annum ($16.50 per share), but only when and as declared by FMFC's board of directors. Dividends shall be payable only from funds legally available to pay dividends; shall be paid on a quarterly, semiannual, or annual basis; and shall be cumulative from the date of issuance if not paid. However, dividend accumulations do not bear interest.

                  The cumulative preferred stock is nonvoting and has no preemptive rights, thereby not giving the holders thereof the right to purchase any other stock or security of FMFC as and when issued. The cumulative preferred stock is also redeemable, at the option of FMFC's board of directors, at any time after issuance, at a redemption price of $125 per share plus accrued and unpaid dividends, upon giving notice to the cumulative preferred shareholders.

                  The Company and its stockholders are subject to an Agreement Among Stockholders (Agreement) which allows, among other provisions, that in the event the agreement with Management (see note 4) is terminated or not renewed by the Company, the Agreement grants to certain stockholders, including Jerome Shaw, the option to "put" to the Company all shares of stock (both preferred and common) owned by these certain stockholders for cash at full book value. As of December 31, 1996, such a "put" would have resulted in a payment by the Company for all shares of stock of approximately $4,700,000.

                  In the event of any voluntary or involuntary liquidation, dissolution, insolvency, or sale or distribution of FMFC's assets, the holders of the cumulative preferred stock shall be entitled to receive $125 per share plus all unpaid accrued dividends thereon, without interest, before any payment is made with respect to FMFC's common shareholders.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(10)     CAPITAL STOCK, CONTINUED

         (b)      COMMON STOCK

                  FMFC's insurance subsidiaries, FMIC and All Nation, are limited in their ability to pay dividends to the holding company. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which provides that without prior approval of the Illinois Insurance Department dividends may not exceed the greater of 10 percent of FMIC's policyholders' surplus on the most recent statutory financial statement filed with the State of Illinois or net income after taxes for the prior year. In 1997, FMIC's dividends may not exceed approximately $3,200,000.

                  All Nation may declare and pay dividends according to the provisions of the Minnesota Insurance Holding Company Systems Act, which provides that dividends may not exceed 10 percent of policyholders' surplus on the most recent statutory financial statement filed with the State of Minnesota or net income after taxes, excluding capital gains or losses, for the prior year. Additionally, in accordance with the terms of the agreement reached with the Minnesota Department of Commerce, All Nation must obtain the permission of the State before any dividends are paid. Assuming State approval was obtained, All Nation could pay dividends of up to $700,000 in 1997.

(11)     REGULATORY REQUIREMENTS

         (a)      CAPITALIZATION

                  To obtain licensing to write insurance in the State of Illinois, Illinois Insurance Department regulations require an initial capitalization of $2 million, with a minimum of $1.5 million in statutory capital thereafter. To meet Department regulations as an authorized Illinois reinsurer, FMIC must maintain a minimum of $20 million in statutory capital. FMIC was in compliance with these requirements as of December 31, 1996. The Syndicate was in compliance with Exchange capitalization requirements as of December 31, 1995.

                  The state of Minnesota requires All Nation to maintain a minimum of $1,500,000 in capital stock and surplus. All Nation was in compliance with this requirement as of December 31, 1995 and 1996, respectively.

         (b)      INVESTMENTS HELD IN TRUST

                  The Syndicate's withdrawal agreement with the Exchange required the Company to establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate. Investments held in trust for the payment of Syndicate claims at December 31, 1996, approximated $42.5 million.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

         (c)      GUARANTY FUND TRUST ACCOUNT

                  Under Exchange regulations, the Syndicate maintained a $1,000,000 deposit in a Guaranty Fund Trust Account prior to its withdrawal from the Exchange which required at least 50 percent of the deposit to be in cash and/or marketable securities. Under the terms of the Syndicate's withdrawal agreement with the Exchange, a $1,000,000 deposit must be maintained in the Guaranty Fund Trust Account of the Exchange for a period of three years from November 7, 1996.

                  At December 31, 1995 and 1996, respectively, marketable securities of $670,251 and $1,042,736 were on deposit in the Guaranty Fund Trust Account. The remainder of the $1,000,000 required deposit at December 31, 1995, was satisfied with letters of credit totaling $5,175,000 on deposit with the Exchange.

(12)     RECONCILIATION TO STATUTORY FINANCIAL STATEMENTS

         The Company's statutory net income (loss) and stockholders' equity were as follows:

Net Income (Loss)                    1994             1995              1996
-----------------                    ----             ----              ----
FMIC                            $  4,277,295     $  3,396,327      $  3,188,729
                                ============     ============      ============
All Nation                      $    474,245     $ (2,122,103)     $   (504,912)
                                ============     ============      ============

Stockholders' Equity                                  1995              1996
--------------------                                  ----              ----
FMIC                                             $ 26,737,255      $ 22,557,444
                                                 ============      ============
All Nation                                       $  7,630,536      $  7,003,408
                                                 ============      ============

         Significant differences between the consolidated statutory net income
         (loss) and stockholders' equity and those amounts as reported in the accompanying consolidated financial statements in accordance with GAAP include the addition of the parent company (FMFC), and elimination of intercompany transactions in consolidation adjustments, adjustments to establish deferred income taxes and deferred acquisition costs, adjustments to account for the Allstate transaction on a GAAP basis, and elimination of the Syndicate's secured balances subject to call as of December 31, 1995, which are included in stockholders' equity for statutory purposes.

              FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

         Under SFAS No. 107, the Company's financial instruments include investments, cash and cash equivalents, note receivable, and senior subordinated notes payable. At December 31, 1996, the carrying amounts of the Company's cash and cash equivalents and note receivable approximated the fair value of these financial instruments. The fair value of the Company's investments and senior subordinated notes payable are disclosed in notes 2 and 6, respectively.

        Independent Accountants' Report on Financial Statement Schedules

The Board of Directors
First Mercury Financial Corporation:

The audits referred to in our report dated March 14, 1997, included the related financial statement schedules as of December 31, 1996, and for each of the years in the three-year period ended December 31, 1996, which are included in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ KPMG Peat Marwick LLP


Detroit, Michigan
March 27, 1997

                                   Schedule I

                       FIRST MERCURY FINANCIAL CORPORATION

                             Summary of Investments
                   (other than investments in related parties)

                                December 31, 1996

                                                                            Amount at
                                                                           which shown
                                                                             in the
                                                                  Market  Consolidated
              Type of investment                       Cost (1)   Value   Balance Sheet
----------------------------------------------------   --------   ------  -------------
Debt securities:
  Bonds:
    United States government and government agencies
     and authorities ................................   $14,755   $14,777    $14,777
    States, municipalities and political subdivisions     9,723     9,648      9,648
    All other corporate bonds .......................     5,815     5,867      5,867
  Government agency mortgage-backed securities ......    13,071    12,963     12,963
  Collateralized mortgage obligations and
   other asset-backed securities ....................    28,323    28,617     28,617
                                                        -------   -------    -------
  Total debt securities .............................    71,687    71,872     71,872

Redeemable preferred stock ..........................     2,599     2,691      2,691
Common stock ........................................        52        52         52
Short-term investments ..............................     1,811     1,811      1,811
                                                        -------   -------    -------
    Total investments ...............................   $76,149   $76,426    $76,426
                                                        =======   =======    =======

----------

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

(2)  Short-term investments are valued at cost, which approximates market.

                                   Schedule II
                       FIRST MERCURY FINANCIAL CORPORATION
                        Condensed Financial Statements of
              First Mercury Financial Corporation (Parent Company)

                                                              December 31,
                                                       -------------------------
                                                          1995           1996
                                                       -----------   -----------
BALANCE SHEETS
Assets:
  Cash .............................................   $ 1,497,542   $ 1,926,035
  Debt securities ..................................          --       1,437,390
  Common stock .....................................          --          52,200
  Investment in subsidiaries .......................    33,147,122    32,147,947
  Federal income tax recoverable ...................       772,470       144,236
  Receivable from subsidiaries .....................       240,772        65,910
  Installment receivable ...........................          --       1,155,431
  Data processing equipment ........................          --         372,428
  Acquisition costs ................................          --         423,930
  Accrued investment income ........................          --           7,251
  Deferred debt issuance cost ......................       857,380       755,461
                                                       -----------   -----------
        Total assets ...............................   $36,515,286   $38,488,219
                                                       ===========   ===========

Liabilities and Stockholders' Equity:
  Liabilities:
    Accounts payable ...............................   $    18,749   $    43,722
    Accrued interest ...............................        91,667        91,667
    Deferred revenue ...............................          --       1,968,751
    Deferred tax liability .........................          --          10,405
    Long-term debt .................................    10,000,000     9,855,000
                                                       -----------   -----------
      Total liabilities ............................    10,110,418    11,969,545
  Minority interest ................................         3,634         3,278
  Stockholders' equity:
    Cumulative preferred stock, $.01 par value .....           209           209
    Common stock, $.01 par value ...................            62            62
    Gross paid-in and contributed capital ..........     3,474,872     3,437,372
    Net unrealized gains (losses) net of tax .......     1,270,614       183,780
    Retained Earnings ..............................    21,655,479    22,893,973
                                                       -----------   -----------
      Total stockholders' equity ...................    26,401,236    26,515,396
                                                       -----------   -----------
        Total liabilities and stockholders' equity .   $36,515,286   $38,488,219
                                                       ===========   ===========

                       FIRST MERCURY FINANCIAL CORPORATION
                        Condensed Financial Statements of
              First Mercury Financial Corporation (Parent Company)

                                                                         Years ended December 31,
                                                               -----------------------------------------
                                                                   1994           1995           1996
                                                               -----------    -----------    -----------
STATEMENTS OF OPERATIONS
Revenue under non-compete agreement ........................   $      --      $      --      $   317,541
Net interest income ........................................            12         31,751        135,393
Other expenses .............................................          --          (25,122)       (13,803)
Interest expense ...........................................        (6,027)    (1,192,085)    (1,201,919)
                                                               -----------    -----------    -----------
Loss before federal income tax and equity in
   undistributed earnings of subsidiaries ..................        (6,015)    (1,185,456)      (762,788)
Federal income tax benefit .................................         2,045      1,391,197        379,423
                                                               -----------    -----------    -----------
Net income (loss) before equity in undistributed
   earnings of subsidiaries ................................        (3,970)       205,741       (383,365)
Equity in undistributed earnings of subsidiaries ...........     2,876,780       (257,471)     1,965,885
                                                               -----------    -----------    -----------
Net earnings (loss) ........................................   $ 2,872,810    $   (51,730)   $ 1,582,520
                                                               ===========    ===========    ===========

                                                                         Years ended December 31,
                                                               -----------------------------------------
                                                                   1994           1995           1996
                                                               -----------    -----------    -----------
STATEMENTS OF CASH FLOWS
Net income (loss) ..........................................   $ 2,872,810    $   (51,730)     1,582,520
Adjustments to reconcile net income to net cash used in
operating activities:
  Equity in undistributed earnings of subsidiaries .........    (2,876,780)       257,471     (1,965,885)
  (Increase) decrease in federal income tax recoverable ....        (2,045)      (770,423)       628,234
  (Increase) decrease in receivable from subsidiary ........          --         (240,772)       174,862
  Increase in installment receivable .......................          --             --       (1,155,431)
  Increase in acquisition costs ............................          --             --         (423,930)
  Increase in accrued investment income ....................          --             --           (7,251)
  (Increase) decrease in deferred debt issuance costs ......      (491,678)        84,298        101,919
  Increase (decrease) in accounts payable ..................       319,717       (300,968)        24,973
  Increase in accrued interest .............................         6,027         85,640           --
  Increase in deferred revenue .............................          --             --        1,968,751
  Other ....................................................          --             --          (34,778)
                                                               -----------    -----------    -----------
    Net cash provided by (used in) operating activities ....      (171,949)      (936,484)       893,984
                                                               -----------    -----------    -----------
  Cash flows from investing activities:
    Capital contributions to subsidiaries ..................    (8,100,000)          --             --
    Cost of debt securities acquired .......................          --             --         (139,200)
    Cost of equity securities acquired .....................          --             --          (52,325)
    Cost of fixed assets purchased .........................          --             --         (438,979)
                                                               -----------    -----------    -----------
         Net cash used in investing activities .............    (8,100,000)          --         (630,504)
  Cash flows from financing activities:
    Proceeds from issuance of senior
      subordinated notes payable ...........................     9,550,000           --             --
    Dividends paid to preferred stockholders ...............      (344,025)      (344,025)      (344,025)
    Dividends received from subsidiaries ...................       344,025      1,500,000        546,538
    Capital contribution from shareholder ..................          --             --          (37,500)
                                                               -----------    -----------    -----------
         Net cash provided by financing activities .........     9,550,000      1,155,975        165,013
                                                               -----------    -----------    -----------
  Net increase in cash .....................................     1,278,051        219,491        428,493
  Cash at beginning of year ................................          --        1,278,051      1,497,542
                                                               -----------    -----------    -----------
  Cash at end of year ......................................   $ 1,278,051    $ 1,497,542    $ 1,926,035
                                                               ===========    ===========    ===========

                                   Schedule IV

                       FIRST MERCURY FINANCIAL CORPORATION

                                   Reinsurance
             (For the years ended December 31, 1994, 1995 and 1996)

                                                       Ceded to    Assumed            Percentage
                                               Direct    Other    from Other   Net    of Assumed
                                               Amount  Companies  Companies   Amount     to Net
                                               ------  ---------  ----------  ------  ----------
1994:
  Premiums earned:
    Auto liability/Auto physical damage....   $17,332   $ 3,466    $   326    $14,192      2.30%
    Other liability........................    15,366     1,586          5     13,785       .04
    Other commercial.......................        52       155        965        862    111.90
                                              -------   -------    -------    -------
      Total................................   $32,750   $ 5,207    $ 1,296    $28,839
                                              =======   =======    =======    =======
1995:
  Premiums earned:
    Auto liability/Auto physical damage....   $19,742   $ 3,006    $   375    $17,111      2.19%
    Other liability........................    12,922     1,419          5     11,508       .04
    Other commercial.......................        36       153      1,172      1,055    111.09
                                              -------   -------    -------    -------
      Total................................   $32,700   $ 4,578    $ 1,552    $29,674
                                              =======   =======    =======    =======
1996:
  Premiums earned:
    Auto liability/Auto physical damage....   $17,972   $ 8,218    $   395    $10,148      3.89%
    Other liability........................    10,372     1,216        454      9,610      4.72
    Other commercial.......................       386       110        779      1,056     73.77
                                              -------   -------    -------    -------
      Total................................   $28,730   $ 9,544    $ 1,628    $20,814
                                              =======   =======    =======    =======

                                   Schedule VI

                       FIRST MERCURY FINANCIAL CORPORATION

    Supplemental Information Concerning Property / Casualty Insurance Company
             (For the years ended December 31, 1994, 1995 and 1996)

                                                                                                           Losses and Loss
                                              Gross       Discount,                                      Adjustment Expenses
                                            Reserves for   if any,                                           Incurred
                                Deferred    Losses and    deducted                                       -------------------
                                 Policy        Loss          from                                Net
                               Acquisition   Adjustment   previous    Unearned  Net Premiums  Investment  Current     Prior
Affiliation with Registrant       Costs      Expenses     column (1)  Premiums     Earned     Income (2)   Year       Years
---------------------------    -----------  ------------  ----------  --------  ------------  ----------  -------     -----
                                                                       (in thousands)
1994:
  First Mercury Syndicate,
  Inc. and All Nation
  Insurance Company          $ 1,646         $60,458         --         $ 8,928   $28,839      $ 4,323    $24,319    $(5,128)
                             =======         =======      ========      =======   =======      =======    =======    =======
1995:
  First Mercury Syndicate,
  Inc. and All Nation
  Insurance Company          $ 1,673         $56,570         --         $ 8,800   $29,674      $ 5,940    $24,937    $(1,696)
                             =======         =======      ========      =======   =======      =======    =======    =======
1996:
  First Mercury Insurance
  Company and All Nation
  Insurance Company          $   691         $55,519         --         $ 5,657   $20,814      $ 5,484    $19,810    $(3,172)
                             =======         =======      ========      =======   =======      =======    =======    =======


                             Acquisition
                              Costs and    Paid Loss
                                Other       and Loss      Net
                             Underwriting  Adjustment  Premiums
Affiliation with Registrant    Expenses     Expenses    Written
---------------------------  ------------  ----------  --------
                                     (in thousands)
1994:
  First Mercury Syndicate,
  Inc. and All Nation
  Insurance Company            $10,060      $21,021    $28,019
                               =======      =======    =======
1995:
  First Mercury Syndicate,
  Inc. and All Nation
  Insurance Company            $10,432      $25,311    $29,424
                               =======      =======    =======
1996:
  First Mercury Insurance
  Company and All Nation
  Insurance Company            $ 8,098      $22,617    $16,644
                               =======      =======    =======
----------
(1)  The Company does not employ any discounting techniques.
(2)  Net investment income does not include net realized gains and losses.

                                INDEX TO EXHIBITS

Exhibit                                                          Sequential Page
Number                                                               Number
-------                                                          ---------------

3.1* Amended and Restated Certificate of Incorporation of the Company

3.2*        Amended and Restated Bylaws of the Company

4.1*        Form of Indenture relating to the Notes

4.2*        Form of Note (included in Exhibit 4.1)

10.1*       Agreement Among Stockholders effective as of
            January 1, 1994 among the Company (formerly known as Mercury Insurance Group, Inc.) and its stockholders

10.2*       Management Agreement dated February 5, 1991 between
            First Mercury Syndicate, Inc. (the "Syndicate") and
            Mercury Management, Inc. ("MM")

10.3* General Agency Agreement dated November 29, 1985 between the Syndicate, MM, and CoverX, as amended

10.4* Administration Agreement dated August 23, 1994 between All Nation Insurance Company ("All Nation") and MM

10.5*       Form of Directors' Indemnification Agreement

10.6*       Stock Option Agreement dated April 2, 1993 between
            All Nation and Insurance Services of Minnesota,
            Inc.

10.7**      Quota Share Reinsurance Agreement effective January
            1, 1992 between All Nation and the Syndicate, as amended

10.8**      Excess Casualty Reinsurance Agreement effective
            November 1, 1992 between the Syndicate and Reliance
            Insurance Company, as amended

10.9*       Automatic Facility Excess of Loss Reinsurance
            Agreement effective July 1, 1991 between the
            Syndicate and National Reinsurance Corporation

10.10*      Property Facultative Binding Agreement effective
            November 1, 1990 between the Syndicate and Munich
            American Reinsurance Company

10.11*      Quota Share Reinsurance Agreement effective April
            1, 1993 between the Syndicate and Prime Syndicate,
            Inc.

10.12*      Loan Agreement, Mortgage Note, Guaranty Agreement,
            and Pledge and Security Agreement dated October 1,
            1991

10.13* Form of Agreement for the Sale and Purchase of Shares of Common Stock of All Nation between the
            Syndicate and the Company

10.14**     Tax Allocation Agreement dated March 1, 1995 among
            First Mercury Financial Corporation, the Syndicate,
            All Nation and National Family Insurance
            Corporation

10.15***    Excess Casualty Reinsurance Agreement effective
            November 1, 1995 between the Syndicate and Reliance
            Insurance Company

10.16***    Reinsurance Commutation effective September 30,
            1995 between the Syndicate and Prime

10.17***    Reinsurance Commutation effective September 30,
            1995 between the Syndicate and Prime

10.18****   Quota Share Reinsurance Contract effective May 1,
            1996 between Allstate Insurance Company and All
            Nation

10.19****   Service Agreement effective May 1, 1996 between All
            Nation, Mercury, Allstate and Deerbrook

10.20*****  Reinsurance Agreement effective June 28, 1996
            between the Syndicate and FMIC

10.21****** Withdrawal Agreement effective November 7, 1996
            between the Syndicate and the IIE

10.22       Trust Agreement effective November 7, 1996 between
            FMIC and LaSalle National Trust, N.A.

10.23       Management Agreement dated June 28, 1996 between
            FMIC and MM

21*         Subsidiaries of the Company

----------
* Incorporated by Reference to the same Exhibit number in the Company's Registration Statement on Form S-1 (File No. 33-83382).
** Incorporated by Reference to the same Exhibit number in the Company's December 31, 1994 Form 10-K (File No. 33-83382).
*** Incorporated by Reference to the same Exhibit number in the Company's December 31, 1995 Form 10-K (File No. 33-83382).
**** Incorporated by Reference to the same Exhibit number in the Company's March 31, 1996 Form 10-Q (File No. 33-83382).
***** Incorporated by Reference to the same Exhibit number in the Company's June 30, 1996 Form 10-Q (File No. 33-83382).
****** Incorporated by Reference to the same Exhibit number in the Company's September 30, 1996 Form 10-Q (File No. 33-83382).