Form 10-Q
period 1997-03-31
FIRST MERCURY FINANCIAL CORP
filed 1997-05-15
CIK 929186

===============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997
                           Commission File Number 33-83382

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
    The number of shares outstanding of the registrant's Common Stock, par value $.01, as of May 14, 1997 was 6,164.07.

===============================================================================

                         FIRST MERCURY FINANCIAL CORPORATION


                                        INDEX
                                        -----

PART I.  FINANCIAL INFORMATION                                  Page No.
                                                                --------

         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets;
              March 31, 1997 (Unaudited) and
              December 31, 1996                                     2

             Condensed Consolidated Statements of
              Operations (Unaudited); Three
              Months Ended March 31, 1997 and 1996                  3

             Condensed Consolidated Statements of
              Stockholders' Equity (Unaudited); Three
               Months Ended March 31, 1997 and 1996                 4

             Condensed Consolidated Statements of
              Cash Flows (Unaudited); Three Months
              Ended March 31, 1997 and 1996                         5

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                     7

Part II. OTHER INFORMATION                                         11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         FIRST MERCURY FINANCIAL CORPORATION
                        Condensed Consolidated Balance Sheets


                                                            March 31,   December 31,
                         Assets                                1997        1996
                         ------                                ----        ----
                                                            (Unaudited)
Investments:
    Debt securities available for sale, at market value    $  69,859,301  71,871,818
    Preferred stocks, at market                                2,747,812   2,691,194
    Common stocks, at market                                      52,668      52,200
    Short-term investments                                     2,797,364   1,810,340
                                                           ------------- -----------
          Total investments                                   75,457,145  76,425,552


Cash and cash equivalents                                      2,223,337   3,945,289
Premiums and reinsurance balances receivable                   2,771,800   2,584,644
Accrued investment income receivable                             915,639   1,078,346
Other receivables                                                300,000     300,000
Reinsurance recoverable on unpaid losses                       9,564,115   8,484,364
Prepaid reinsurance premiums                                   1,416,223   1,799,876
Deferred acquisition costs                                       759,274     691,319
Deferred federal income taxes                                  2,468,441   2,288,715
Federal income taxes recoverable                                 552,306     571,541
Fixed assets, net of accumulated depreciation                  1,695,484   1,667,317
Other assets                                                   2,285,693   2,274,410
                                                           ------------- -----------
          Total assets                                     $ 100,409,457 102,111,373
                                                           ------------- -----------
                                                           ------------- -----------

       Liabilities and Stockholders' Equity
       ------------------------------------

Loss and loss adjustment expense reserves                  $  55,005,349  55,519,174
Unearned premium reserves                                      5,185,618   5,656,660
Senior subordinated notes payable                              9,225,000   9,225,000
Ceded reinsurance payable                                         66,344      87,373
Funds held under reinsurance contracts                           673,097     842,295
Deferred revenue                                               1,991,451   2,181,975
Accounts payable and accrued expenses                          2,074,474   2,080,221
                                                           ------------- -----------
          Total liabilities                                   74,221,333  75,592,698

Minority interest                                                  3,242       3,278

Stockholders' equity:
    Cumulative preferred stock, issued and
      outstanding 20,850 shares                                      209         209
    Common stock, issued and
      outstanding 6,164.07 shares                                     62          62
    Gross paid-in and contributed capital                      3,437,372   3,437,372
    Net unrealized gains (losses) on marketable securities      (402,723)    183,780
    Retained earnings                                         23,149,962  22,893,974
                                                           ------------- -----------
          Total stockholders' equity                          26,184,882  26,515,397
                                                           ------------- -----------
          Total liabilities and stockholders' equity       $ 100,409,457 102,111,373
                                                           ------------- -----------
                                                           ------------- -----------

See accompanying notes to condensed consolidated financial statements.

                        FIRST MERCURY FINANCIAL CORPORATION
                  Condensed Consolidated Statements of Operations
                                    (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1997          1996
                                                           ----          ----

Net earned premiums                                    $ 2,305,692   7,895,647

Net investment income                                    1,153,657   1,395,713
Realized gains (losses) on the sale of investments         124,294     152,691
Miscellaneous income                                       269,719      16,255
                                                       ----------- -----------
    Total revenues and other income                      3,853,362   9,460,306
                                                       ----------- -----------

Losses and loss adjustment expenses, net                 1,733,503   7,507,634
Amortization of deferred acquisition expenses              457,853   1,817,273
Other underwriting expenses                                986,319     959,071
Interest expense                                           278,120     298,607
                                                       ----------- -----------
    Total expenses                                       3,455,795  10,582,585
                                                       ----------- -----------

    Income(loss) before federal income taxes               397,567  (1,122,279)

Federal income taxes (benefit)                             141,578    (245,725)

    Net income                                         $   255,989    (876,554)
                                                       ----------- -----------
                                                       ----------- -----------
Per-share earnings                                     $     41.53     (142.20)
                                                       ----------- -----------
                                                       ----------- -----------


See accompanying notes to condensed consolidated financial statements.

                        FIRST MERCURY FINANCIAL CORPORATION
            Condensed Consolidated Statements of Stockholders' Equity
                                    (Unaudited)



                                                                    Net Unrealized
                                                     Gross Paid-in  Gains (Losses),
                                  Preferred Common  and Contributed Net of Federal  Retained
                                     Stock   Stock      Capital      Income Taxes   Earnings     Total
                                     -----   -----      -------      ------------   --------     -----
Balance at December 31, 1995         $  209    62      3,474,872     1,270,614      21,655,479   26,401,236

Net income                               -     -           -             -            (876,554)    (876,554)
Change in market values of
  marketable investment securities       -     -           -          (956,745)          -         (956,745)
                                     ------  ----      ---------     ---------      ----------   ----------
Balance at March 31, 1996            $  209    62      3,474,872       313,869      20,778,925   24,567,937
                                     ------  ----      ---------     ---------      ----------   ----------
                                     ------  ----      ---------     ---------      ----------   ----------

Balance at December 31, 1996         $  209    62      3,437,372       183,780      22,893,973   26,515,396

Net income                               -     -           -             -             255,989      255,989
Change in market values of
  marketable investment securities       -     -           -          (586,503)          -         (586,503)
                                     ------  ----      ---------     ---------      ----------   ----------
Balance at March 31, 1997            $  209    62      3,437,372      (402,723)     23,149,962   26,184,882
                                     ------  ----      ---------     ---------      ----------   ----------
                                     ------  ----      ---------     ---------      ----------   ----------

See accompanying notes to condensed consolidated financial statements.

                        FIRST MERCURY FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1997          1996
                                                           ----          ----

Net cash used in operating activities                  $(1,606,324)    630,675

Cash flows from investing activities:
    Cost of short-term investments acquired             (9,981,794) (7,120,787)
    Proceeds from disposals of short-term investments    8,994,771   8,833,284
    Cost of debt securities acquired                    (5,869,496) (9,832,281)
    Proceeds from maturities of debt securities          3,852,675   1,116,267
    Proceeds from debt securities sold                   3,284,770   6,742,422
    Cost of equity securities acquired                    (305,770)   (395,411)
    Proceeds from equity securities sold                   286,022   1,090,211
    Other, net                                            (101,806)   (164,178)
                                                       ----------- -----------
            Net cash used in investing activities          159,372     269,527
                                                       ----------- -----------
    Interest payments on senior subordinated notes        (275,000)   (275,000)
                                                       ----------- -----------
Net decrease in cash and cash equivalents               (1,721,952)    625,202

Cash and cash equivalents at beginning of period         3,945,289   2,336,140
                                                       ----------- -----------
Cash and cash equivalents at end of period             $ 2,223,337   2,961,342
                                                       ----------- -----------
                                                       ----------- -----------

                         FIRST MERCURY FINANCIAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements of First Mercury Financial Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes related thereto included in the December 31, 1996 annual report on Form 10-K.

    The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Per share earnings are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    First Mercury Financial Corporation ("Mercury") is an insurance holding company incorporated in Delaware in December 1993 and engaged, through its subsidiaries, in the underwriting of specialty commercial lines and non-standard automobile insurance for individuals. Mercury's subsidiaries are First Mercury Insurance Company ("FMIC"), an Illinois property and casualty insurance company and successor to First Mercury Syndicate, Inc.
(the "Syndicate"), All Nation Insurance Company ("All Nation") and its wholly owned subsidiary, National Family Insurance Corporation, in Liquidation ("National Family"), both Minnesota property and casualty insurance companies. Mercury and its subsidiaries are referred to herein as the "Company."

    National Family has been in liquidation under the oversight of the Ramsey County District Court in Minnesota since December 1996. Prior to the liquidation order, National Family was in rehabilitation for over 30 years. The Company became affiliated with National Family upon its purchase of All Nation in 1992. Under generally accepted accounting principles, because All Nation lacks voting control over National Family, the financial statements of National Family are not consolidated with the financial statements of the Company.

    Prior to its withdrawal from the Illinois Insurance Exchange ("IIE") in December 1996, the Syndicate operated as an underwriting member of the IIE. Under the eligibility of the IIE, the Syndicate wrote general liability insurance, allied property and auto physical damage coverage in 44 states, the District of Columbia, and the U.S. Virgin Islands. On June 28, 1996, the Syndicate formed FMIC as an Illinois property and casualty insurance subsidiary with an initial capitalization of $5 million and a subsequent $15 million contribution to surplus. The formation of FMIC, a licensed Illinois insurer, provided the Syndicate with an affiliated company in which to potentially place coverages offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer, on June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. On November 7, 1996, the Syndicate and the IIE executed a withdrawal agreement. Subsequent to the Syndicate's withdrawal, the Syndicate was merged into FMIC on December 16, 1996. As of March 31, 1997, FMIC was an admitted carrier only in the state of Illinois. As a result, FMIC and Empire Indemnity Insurance Company ("Empire") entered into a quota share reinsurance arrangement effective July 18, 1996 whereby Empire writes on a direct basis the coverages previously offered by the Syndicate and cedes
50 percent of such business to FMIC.

    On May 1, 1996, an agreement was entered into between Mercury, All
Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of All Nation's independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. The agreement also included a three year non-compete clause and various financial guarantees by Mercury. Under the agreement, All Nation continues to write agency non-standard automobile coverages and cedes 100 percent of the written business to
Allstate under a quota share reinsurance agreement for a period of up to two years, as Deerbrook is taking over the direct writing and servicing responsibility from All Nation on a state-by-state basis over the two-year
period.   In addition, All Nation provides underwriting and administrative services for the ceded business on a percentage of premiums basis for an initial period of up to two years. The agreements do not include All Nation's direct response non-standard automobile business or agency-produced non-standard automobile business written prior to May 1, 1996.

RESULTS OF OPERATIONS

    The following table reflects revenues of the Company for the three month periods ended March 31, 1997 and 1996:


                                          Quarter ended March 31,
                                    --------------------------------------
                                          1997                  1996
                                    ------------------    ----------------
                                     Amount    Percent    Amount   Percent
                                    -------    -------    ------   -------
                                 (Dollars in thousands)

NET PREMIUMS EARNED:
Specialty commercial lines:
   Security, fire and alarm......... $1,617      70.2%    $2,098      26.6%
   Police...........................     19       0.8        292       3.7
   Public officials.................     93       4.0        186       2.4
   Other............................    369      16.0        307       3.9
Non-standard automobile lines:
   Agency personal auto liability...      0       0.0      3,567      45.2
   Direct personal auto liability...    134       5.8        212       2.7
   Agency personal auto physical
    damage..........................      0       0.0      1,083      13.7
   Direct personal auto physical
    damage..........................     74       3.2        151       1.8
                                     ------     -----     ------     -----
Total net premiums earned........... $2,306     100.0%    $7,896     100.0%
                                     ------     -----     ------     -----
                                     ------     -----     ------     -----

NET PREMIUMS EARNED

    Net premiums earned for the three months ended March 31, 1997 declined 70.8% to $2.3 million from $7.9 million for the year earlier period. The Company's specialty commercial lines, security, fire, alarm, police, public official and miscellaneous commercial coverages, experienced a decline in net premiums earned of 27.2% to $2.1 million for the three months ended March 31, 1997 as compared to $2.9 million for the three months ended March 31, 1996. This decrease occurred principally due to the quota share reinsurance arrangement entered into with Empire and the Company's decision to non-renew a substantial amount of the police business in the first quarter of 1996.
Due to the sale of All Nation's independent agent contracts to Deerbrook effective May 1, 1996, net premiums earned for private passenger non-standard automobile coverages decreased 95.9% in the first quarter of 1997 to $208,000 from $5.0 million for the three months ended March 31, 1996.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

    Net investment income decreased approximately $242,000 to $1.2 million for the three months ended March 31, 1997 as compared to $1.4 million for the three months ended March 31, 1996.

The decrease resulted from a decline in the Company's average invested assets due to the reduction in premium revenues at All Nation under the quota share reinsurance agreement with Allstate.

    For the three months ended March 31, 1997, the Company realized a net gain on the sale of investments of $124,000 versus a net gain of $153,000 for the same period in the prior year.

    At March 31, 1997, the unrealized loss on investments available for sale, net of tax, was $403,000 in comparison to a $184,000 unrealized gain as of December 31, 1996. The market value of the Company's portfolio has been adversely affected by the increase in interest rates during the first quarter of 1997.

LOSS AND LOSS ADJUSTMENT EXPENSES

    Loss and loss adjustment expenses incurred decreased 76.9% to $1.7 million for the quarter ended March 31, 1997 from $7.5 million for the year earlier period. The loss and loss adjustment expense ratio for private passenger automobile coverages decreased to 50.2% for the three months ended March 31, 1997 as compared to 103.3% for the three months ended March 31, 1996. The decrease resulted primarily from favorable development in the runoff of the agent-produced non-standard automobile reserves. Within the specialty commercial lines, the loss and loss adjustment expense ratio increased marginally to 77.4% for the three months ended March 31, 1997 versus 76.7% for the comparable period in the preceding year. The increase resulted from severity experienced in the Company's commercial multi-peril business during the first quarter of 1997.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER UNDERWRITING EXPENSES, INTEREST EXPENSE AND MISCELLANEOUS INCOME (EXPENSE)

    Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the first quarter of 1997, acquisition costs and other underwriting expenses declined approximately 48.0% to $1.4 million for the three months ended
March 31, 1997 as compared to $2.8 million for the same period in the preceding year. The Company's underwriting expense ratio increased to 52.9% for the quarter ended March 31, 1997 in comparison to 36.0% for the quarter ended March 31, 1996. The increase in the expense ratio principally occurred due to the decline in net premiums written in the first quarter of 1997 in comparison to the Company's fixed costs of its insurance operations.

    The Company incurred $278,000 and $299,000 of interest expense related to the $10 million senior subordinated notes during the three months ended March 31, 1997 and 1996, respectively. The decrease in interest expense resulted from the Company's repurchase of $775,000 of its own senior subordinated notes during 1996.

    The Company realized $270,000 of miscellaneous income in the first quarter of 1997 as compared to $16,000 in the first quarter of 1996 primarily due to the recognition of approximately $241,000 of revenue under the non-compete and service contract agreements with Allstate. No revenue was recognized under these agreements in the three months ended March 31, 1996.

FEDERAL INCOME TAXES

    The effective tax rate for the three months ended March 31, 1997 of 35.6% differs from the federal tax rate of 34% primarily due to non-deductible expenses such as officers' life insurance.

NET INCOME (LOSS)

    The Company recognized pre-tax net income of $398,000 for the three months ended March 31, 1997 as compared to a pre-tax net loss of $1.1 million for the three months ended March 31, 1996. The 1997 income includes approximately $241,000 recognized under the non-compete clause and the service contract of the agreement with Allstate. Excluding these amounts, the Company would have recognized pre-tax net income of $157,000. The improvement in results from the first quarter of 1996 in comparison to the first quarter of 1997 occurred due to the sale of the Company's unprofitable agent-produced non-standard automobile book to Deerbrook.

LIQUIDITY AND CAPITAL RESOURCES

    Mercury is a holding company whose principal assets are its investment in the capital stock of FMIC and All Nation. Generally, Mercury is dependent upon the receipt of dividends from FMIC and All Nation to fund any necessary cash requirements, including debt service requirements. FMIC and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. No dividends were paid by FMIC or All Nation
to Mercury in the first quarter of 1997.   Mercury also anticipates cash
payments from Deerbrook of $1.2 million in 1997 for the non-compete agreement. In addition, Mercury receives annual payments from its subsidiaries when appropriate pursuant to a tax allocation agreement between Mercury and its subsidiaries. The Company believes these amounts are sufficient to meet Mercury's current cash flow requirements.

    The Company's subsidiaries' primary sources of cash are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses, other operating expenses and interest expense. The Company's insurance operations utilized cash in operations of $1,606,000 during the three months ended
March 31, 1997 as compared to cash generated from operations of $631,000 in the first quarter of 1996. The decreased cash flow resulted primarily from a decline in premium revenues at All Nation under the quota share reinsurance agreement with Allstate.

    At March 31, 1997, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $5.0 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

    As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of March 31, 1997 was approximately three years.

    Under IIE regulations, the Syndicate maintained a $1,000,000 deposit in a Guaranty Fund Trust Account prior to its withdrawal from the IIE which required at least 50 percent of the deposit to be in cash and/or marketable securities. Under the terms of the Syndicate's withdrawal agreement with the IIE, a $1,000,000 deposit must be maintained in the Guaranty Fund Trust
Account of the IIE for a period of three years from November 7, 1996.

    The Syndicate's withdrawal agreement also required FMIC to establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate. Investments held in trust for payment of Syndicate claims approximated $32.6 million at March 31, 1997.

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

    No matters were submitted to a vote of security holders during the first quarter of 1997.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

   Exhibit 27.  Financial Data Schedule

b. REPORTS ON FORM 8-K

    No report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         FIRST MERCURY FINANCIAL CORPORATION






Date:  May 14, 1997               By:   /S/   William S. Weaver
                                        -----------------------------
                                        William S. Weaver
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and duly authorized to sign on
                                        behalf of the Registrant)