Form 10-Q
period 1997-06-30
FIRST MERCURY FINANCIAL CORP
filed 1997-08-14
CIK 929186

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                       Commission File Number 33-83382

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

      Registrant's telephone number, including area code: (248) 358-4010


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

    The number of shares outstanding of the registrant's Common Stock, par value $.01, as of August 14, 1997 was 6,164.07.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     FIRST MERCURY FINANCIAL CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION                            PAGE NO.


         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets;
              June 30, 1997 (Unaudited) and
              December 31, 1996                               2

             Condensed Consolidated Statements of
              Operations (Unaudited); Three
              Months and Six Months Ended June 30,
              1997 and 1996                                   3

             Condensed Consolidated Statements of
              Stockholders' Equity (Unaudited); Six
               Months Ended June 30, 1997 and 1996            4

             Condensed Consolidated Statements of
              Cash Flows (Unaudited); Six Months
              Ended June 30, 1997 and 1996                    5

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                          6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                               7

Part II. OTHER INFORMATION                                    12

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                       FIRST MERCURY FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


                                                           June 30,       December 31,
                      ASSETS                                 1997             1996
                      ------                                 ----             ----
                                                         (Unaudited)
Investments:
    Debt securities available for sale, at market value    $  69,215,296     71,871,818
    Preferred stocks, at market                                1,344,385      2,691,194
    Common stocks, at market                                      53,108         52,200
    Short-term investments                                     2,688,210      1,810,340
                                                           -------------   ------------
              Total investments                               73,300,999     76,425,552

Cash and cash equivalents                                      3,979,454      3,945,289
Premiums and reinsurance balances receivable                   2,301,876      2,584,644
Accrued investment income receivable                           1,017,768      1,078,346
Other receivables                                                300,000        300,000
Reinsurance recoverable on unpaid losses                       9,843,066      8,484,364
Prepaid reinsurance premiums                                   1,020,417      1,799,876
Deferred acquisition costs                                       701,646        691,319
Deferred federal income taxes                                  2,252,842      2,288,715
Federal income taxes recoverable                                 417,964        571,541
Fixed assets, net of accumulated depreciation                  1,639,010      1,667,317
Other assets                                                   1,268,383      2,274,410
                                                           -------------   ------------
              Total assets                                 $  98,043,425    102,111,373
                                                           -------------   ------------
                                                           -------------   ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Loss and loss adjustment expense reserves                  $  53,044,881     55,519,174
Unearned premium reserves                                      4,871,042      5,656,660
Long-term debt                                                 9,159,000      9,225,000
Ceded reinsurance payable                                         95,783         87,373
Deferred revenue                                               1,694,315      2,181,975
Accounts payable and accrued expenses                          2,105,839      2,922,516
                                                           -------------   ------------
              Total liabilities                               70,970,860     75,592,698

Minority interest                                                  2,959          3,278

Stockholders' equity:
    Cumulative preferred stock, issued and outstanding
      20,850 shares                                                  209            209
    Common stock, issued and outstanding 6,164.07 shares              62             62
    Gross paid-in and contributed capital                      3,437,372      3,437,372
    Unrealized gains on marketable securities, net of
      federal income taxes                                       154,415        183,780
    Retained earnings                                         23,477,548     22,893,974
                                                           -------------   ------------
              Total stockholders' equity                      27,069,606     26,515,397
                                                           -------------   ------------
              Total liabilities and stockholders' equity   $  98,043,425    102,111,373
                                                           -------------   ------------
                                                           -------------   ------------

                      FIRST MERCURY FINANCIAL CORPORATION
                Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                  ------------------------  ----------------------
                                                       1997        1996        1997        1996
                                                       ----        ----        ----        ----
Net earned premiums                               $  2,235,859   6,581,880   4,541,551  14,477,527

Net investment income                                1,261,308   1,314,120   2,414,965   2,709,833
Realized gains (losses) on the sale of investments     124,249      77,567     248,543     230,258
Gain on assignment of non-standard automobile
  agency contracts                                        -      1,111,292        -      1,111,292
Miscellaneous income                                   313,188     316,434     582,907     332,689
                                                  ------------   ---------   ---------  ----------
    Total revenues and other income                  3,934,604   9,401,293   7,787,966  18,861,599
                                                  ------------   ---------   ---------  ----------

Losses and loss adjustment expenses, net             1,603,796   4,906,835   3,337,299  12,414,469
Amortization of deferred acquisition expenses          486,944   1,200,096     944,797   3,017,369
Other underwriting expenses                          1,050,847   1,152,951   2,037,166   2,112,022
Interest expense                                       276,470     307,284     554,590     605,891
                                                  ------------   ---------   ---------  ----------
    Total expenses                                   3,418,057   7,567,166   6,873,852  18,149,751
                                                  ------------   ---------   ---------  ----------

    Income before federal income taxes                 516,547   1,834,127     914,114     711,848

Federal income taxes                                   188,962     501,510     330,540     255,785
                                                  ------------   ---------   ---------  ----------
    Net income                                    $    327,585   1,332,617     583,574     456,063
                                                  ------------   ---------   ---------  ----------
                                                  ------------   ---------   ---------  ----------
Per-share earnings                                $      53.14      216.19       94.67       73.99
                                                  ------------   ---------   ---------  ----------
                                                  ------------   ---------   ---------  ----------

                      FIRST MERCURY FINANCIAL CORPORATION
           Condensed Consolidated Statements of Stockholders' Equity
                                 (Unaudited)

                                                                                      NET UNREALIZED
                                                                    GROSS PAID-IN     GAINS (LOSSES),
                                            PREFERRED    COMMON    AND CONTRIBUTED    NET OF FEDERAL     RETAINED
                                              STOCK      STOCK         CAPITAL         INCOME TAXES      EARNINGS      TOTAL
                                              -----      -----         -------         ------------      --------      -----
Balance at December 31, 1995                 $  209        62         3,474,872          1,270,614      21,655,479   26,401,236

Net income                                       -          -             -                  -             456,063      456,063
Dividends paid to preferred stockholders         -          -             -                  -            (344,025)    (344,025)
Change in market values of
  marketable investment securities               -          -             -             (1,356,758)           -      (1,356,758)
                                             ------      ------       ---------         ----------      ----------   ----------

Balance at June 30, 1996                     $  209        62         3,474,872            (86,144)     21,767,517   25,156,516
                                             ------      ------       ---------         ----------      ----------   ----------
                                             ------      ------       ---------         ----------      ----------   ----------


Balance at December 31, 1996                 $  209        62         3,437,372            183,780      22,893,974   26,515,397

Net income                                       -          -             -                   -            583,574      583,574

Dividends paid to preferred stockholders         -          -             -                   -               -            -
Change in market values of                       -          -
  marketable investment securities               -          -             -                (29,365)           -         (29,365)
                                             ------      ------       ---------         ----------      ----------   ----------

Balance at June 30, 1997                     $  209         62        3,437,372            154,415      23,477,548   27,069,606
                                             ------      ------       ---------         ----------      ----------   ----------
                                             ------      ------       ---------         ----------      ----------   ----------

                       FIRST MERCURY FINANCIAL CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                         --------------------------------
                                                                              1997              1996
                                                                         --------------     -------------
Net cash used in operating activities                                    $  (2,636,440)        (746,700)

Cash flows from investing activities:
    Cost of short-term investments acquired                                (15,307,900)     (19,973,655)
    Proceeds from disposals of short-term investments                       14,430,030       20,373,270
    Cost of debt securities acquired                                       (11,521,354)     (10,373,212)
    Proceeds from maturities of debt securities                              7,555,554        4,620,066
    Proceeds from debt securities sold                                       6,656,971        7,122,117
    Cost of equity securities acquired                                        (658,930)        (575,411)
    Proceeds from equity securities sold                                     2,188,420        1,090,212
    Other, net                                                                (122,186)        (232,398)
                                                                         -------------      -----------

              Net cash provided by investing activities                      3,220,605        2,050,989
                                                                         -------------      -----------

Cash flows used in financing activities:
    Interest payments on senior subordinated notes                            (550,000)        (550,000)
    Dividends paid to preferred stockholders                                     -             (344,025)
                                                                         -------------      -----------
              Net cash used in financing activities                           (550,000)        (894,025)
                                                                         -------------      -----------

Net increase (decrease) in cash and cash equivalents                            34,165          410,264

Cash and cash equivalents at beginning of period                             3,945,289        2,336,140
                                                                         -------------      -----------

Cash and cash equivalents at end of period                                $  3,979,454        2,746,404
                                                                         -------------      -----------
                                                                         -------------      -----------

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

    The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

    National Family has been in liquidation under the oversight of the Ramsey County District Court in Minnesota since December 1996. Prior to the liquidation order, National Family was in rehabilitation for over 30 years. The Company became affiliated with National Family upon its purchase of All Nation in 1992. Because All Nation lacks voting control over National Family and is not liable for National Family's debts, the financial statements of National Family are not consolidated with the financial statements of the Company.

    Prior to its withdrawal from the Illinois Insurance Exchange ("IIE") in December 1996, the Syndicate operated as an underwriting member of the IIE. Under the eligibility of the IIE, the Syndicate wrote general liability insurance, allied property and auto physical damage coverage in 44 states, the District of Columbia, and the U.S. Virgin Islands. On June 28, 1996, the Syndicate formed FMIC as an Illinois property and casualty insurance subsidiary with an initial capitalization of $5 million and a subsequent $15 million contribution to surplus. The formation of FMIC, a licensed Illinois insurer, provided the Syndicate with an affiliated company in which to potentially place coverages offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer, on June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. On November 7, 1996, the Syndicate and the IIE executed a withdrawal agreement. Subsequent to the Syndicate's withdrawal, the Syndicate was merged into FMIC on December 16, 1996. Due to its withdrawal from the IIE, the Syndicate lost its ability to write direct premium under the eligibility of the IIE. As a result, FMIC has aggressively applied for eligibility to write premiums in many states. As of June 30, 1997, FMIC is eligible to write direct premium in seventeen states. In the interim, FMIC and Empire Fire and Marine Insurance Company and Empire Indemnity Company ("Empire") entered into a quota share reinsurance agreement effective July 18, 1996 whereby Empire writes on a direct basis the coverages previously offered by the Syndicate and cedes 50 percent of such business to FMIC.

    On May 1, 1996, an agreement was entered into between Mercury, All
Nation, Allstate Insurance Company ("Allstate") and its wholly owned subsidiary, Deerbrook Insurance Company ("Deerbrook"), for the assignment of All Nation's independent agent contracts to Deerbrook and the ceding of associated prospective premium to Allstate on the agency-produced non-standard automobile business of All Nation. The agreement also included a three year non-compete clause and various financial guarantees by Mercury. Under the agreement, All Nation continues to write agency non-standard automobile coverages and cedes 100 percent of the written business to Allstate under a quota share reinsurance agreement for a period of up to two years, as Deerbrook is taking over the direct writing and servicing responsibility from All Nation on a state-by-state basis over the two-year period. In addition, All Nation provided underwriting and administrative services for the ceded business on a percentage of premiums basis until May
1997. The agreements do not include All Nation's agency-produced non-standard automobile business written prior to May 1, 1996 or its direct response non-standard automobile business.

RESULTS OF OPERATIONS

    The following table reflects revenues of the Company for the three month and six month periods ended June 30, 1997 and 1996:



                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                            1997              1996              1997              1996
                                       ---------------   ---------------    ---------------   ---------------
                                       AMOUNT  PERCENT   AMOUNT  PERCENT    AMOUNT  PERCENT   AMOUNT  PERCENT
                                       ------  -------   ------  -------    ------  -------   ------  -------
                                                               (DOLLARS IN THOUSANDS)
NET PREMIUMS EARNED:
Specialty commercial lines:
  Security, fire and alarm . . . .     $1,492   66.7%     2,091    31.8%    $3,109    68.5%    4.189    28.9%
  Police . . . . . . . . . . . . .          0    0.0        216     3.3         19     0.4       508     3.5
  Public officials . . . . . . . .         71    3.2        170     2.6        164     3.6       356     2.5
  Other. . . . . . . . . . . . . .        361   16.2        206     3.1        730    16.1       513     3.5
Non-standard automobile lines:
  Agency auto liability. . . . . .          1    0.0      2,815    42.8          1     0.0     6,382    44.1
  Direct auto liability. . . . . .        189    8.5        183     2.8        323     7.1       395     2.7
  Agency auto physical damage. . .         10    0.4        769    11.6         10     0.2     1,852    12.8
  Direct auto physical damage. . .        112    5.0        132     2.0        186     4.1       283     2.0
                                       ------  -----     ------   -----     ------   -----   -------   -----

Total net premiums earned. . . . .     $2,236  100.0%    $6,582   100.0%    $4,542   100.0%  $14,478   100.0%
                                       ------  -----     ------   -----     ------   -----   -------   -----
                                       ------  -----     ------   -----     ------   -----   -------   -----

NET PREMIUMS EARNED

    Net premiums earned for the three months and six months ended June 30, 1997 declined 66.0% and 68.6%, respectively, in comparison to the year earlier periods. The Company's specialty commercial lines, security, fire, alarm, police, public official and miscellaneous commercial coverages, decreased 28.3% and 27.7%, respectively, for the three months and six months ended June 30, 1997 versus the three months and six months ended June 30, 1996. This decrease occurred principally due to the quota share reinsurance arrangement entered into with Empire and the Company's decision to non-renew a substantial amount of the police business beginning in the first quarter of 1996. Although net premiums earned for the Company's specialty commercial lines have been declining, the Company has experienced average rate increases in excess of 10% on this book of business in the first half of 1997. Effective July 1, 1997, the Company has entered into a 100 percent quota share reinsurance arrangement with Reliance Insurance Company of Illinois ("Reliance") to offer liability coverage to non-profit entities and day care facilities. In addition, the Company has been actively pursuing a workers' compensation program as a complementary product to the security, fire and alarm coverages currently provided.

    Due to the sale of All Nation's independent agent contracts to Deerbrook effective May 1, 1996, net premiums earned for private passenger non-standard automobile coverages decreased 92.0% and 94.2% in the three and six months ended June 30, 1997, respectively. Net premiums earned for direct response non-standard automobile coverages have declined for the first six months of 1997 versus the first six months of 1996 due to a moratorium on advertising, however, the Company has implemented rating changes for the direct response business effective July 1, 1997 and has begun actively marketing this program late in the second quarter.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

    Net investment income decreased approximately $53,000 for the three months ended June 30,

1997 as compared to the three months ended June 30, 1996. For the six months ended June 30, 1997, net investment income decreased $295,000 or 10.8% in comparison to the same period of the preceding year. The decrease resulted from a decline in the Company's average invested assets due to the reduction in premium revenues at both All Nation and FMIC under the quota share reinsurance agreements with Allstate and Empire, respectively.

    For the three months ended June 30, 1997, the Company realized a net gain on the sale of investments of $124,000 versus a net gain of $78,000 for the same period in the prior year. The Company recognized a net gain on the sale of investments of $249,000 for the six months ended June 30, 1997 as compared to a $230,000 net gain for the six months ended June 30, 1996.

    At June 30, 1997, the unrealized gain on investments available for sale, net of deferred taxes, was $154,000 in comparison to a $184,000 unrealized gain as of December 31, 1996. The decline in interest rates in the second quarter of 1997 resulted in a recovery of the Company's portfolio from the unrealized losses experienced in the first quarter.

GAIN ON ASSIGNMENT OF AGENCY CONTRACTS

    The gain on the assignment of the All Nation agency contracts of $1.1 million was recognized in the second quarter of 1996. The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract and costs attendant with the sale.

LOSS AND LOSS ADJUSTMENT EXPENSES

    Loss and loss adjustment expenses incurred decreased 67.3% to $1.6 million for the three months ended June 30, 1997 from $4.9 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, loss and loss adjustment expenses incurred decreased 73.1% versus the comparable period in the preceding year, principally due to the decline in premiums written under the quota share reinsurance agreements with Allstate and Empire. The loss and loss adjustment expense ratio for private passenger automobile coverages increased marginally to 91.6% for the six months ended June 30, 1997 as compared to 90.3% for the six months ended June 30, 1996. Within the specialty commercial lines, the loss and loss adjustment expense ratio decreased to 71.1% for the six months ended June 30, 1997 versus 75.8% for the comparable period in the preceding year. The 1997 loss ratio reflects a release of reserve redundancies approximating $350,000. There were no reserve redundancy releases in the first six months of 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS, OTHER UNDERWRITING EXPENSES AND INTEREST EXPENSE

    Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the second quarter of 1997, acquisition costs and other underwriting expenses declined approximately 34.6% to $ 1.5 million for the three months ended June 30, 1997 as compared to $2.4 million for the same period in the preceding year. The Company's underwriting expense ratio increased to 52.9% for the six months ended June 30, 1997 in comparison to 38.9% for the two quarters ended June 30, 1996. The increase in the expense ratio principally occurred due to the decline in net premiums written in the first six months of 1997 in comparison to the Company's fixed costs of its insurance operations. In addition, the Company incurred approximately $200,000 of expenses during the second quarter of 1997 for the implementation of new rate filings for its direct response private passenger auto program.

    The Company realized $583,000 of miscellaneous income in the first six months of 1997 as compared to $333,000 in the first two quarters of 1996 primarily due to the recognition of approximately $381,000 of revenue under the non-compete agreement with Allstate. No revenue was recognized under this agreement in the six months ended June 30, 1996.

    The Company incurred $555,000 and $606,000 of interest expense related to the $10 million senior subordinated notes during the six months ended June 30, 1997 and 1996, respectively. The decrease in interest expense resulted from the Company's repurchase of $841,000 of its own senior subordinated notes during 1996 and 1997.

FEDERAL INCOME TAXES

    The effective tax rate for the six months ended June 30, 1997 of 36.2% has increased slightly from the effective tax rate for the first two quarters of 1996 of 35.9%. The Company has eliminated all tax-exempt interest since the first quarter of 1997.

NET INCOME

    Pre-tax net income for the three months ended June 30, 1997 was $517,000 compared to $1.8 million for the same period in the preceding year, primarily due to the recognition of the gain on the assignment of the non-standard automobile agency contracts to Deerbrook of $1.1 million in 1996. For the first six months of 1997, pre-tax net income was $914,000 versus $712,000 for the six months ended June 30, 1996. Net income for the first two quarters of 1997 includes $350,000 related to the release of reserve redundancies, $381,000 in revenue under the non-compete clause and $200,000 in rate filing costs, while the results for the six months ended June 30, 1996 includes the gain on the assignment of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    Mercury is a holding company whose principal assets are its investment in the capital stock of FMIC and All Nation. Generally, Mercury is dependent upon the receipt of dividends from FMIC and All Nation to fund any necessary cash requirements, including debt service requirements. FMIC and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. No dividends were paid by FMIC or All Nation to Mercury in the first six months of 1997. Mercury anticipates cash payments from Deerbrook of $1.2 million in 1997 for the non-compete agreement. In addition, Mercury receives annual payments from its subsidiaries when appropriate pursuant to a tax allocation agreement between Mercury and its subsidiaries. The Company believes these amounts are sufficient to meet Mercury's current cash flow requirements.

    The Company's subsidiaries' primary sources of cash are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses, other operating expenses and interest expense. The Company's insurance operations utilized cash in operations of $2,636,000 during the six months ended June 30, 1997 as compared to $747,000 in the first two quarters of 1996. The decreased cash flow resulted primarily from a decline in premium revenues at both All Nation and FMIC under the quota share reinsurance agreements with Allstate and Empire.

    At June 30, 1997, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $2.7 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

    As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of June 30, 1997 was approximately three years.

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

    The Syndicate's withdrawal agreement also required FMIC to establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate. Investments held in trust for payment of Syndicate claims approximated $31.9 million at June 30, 1997.

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

    No matters were submitted to a vote of security holders during the second quarter of 1997.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

    10.24   Reinsurance Agreement effective July 18, 1996 between Empire and
            FMIC.

    27      Financial Data Schedule.

b. REPORTS ON FORM 8-K

    No report on Form 8-K was filed by the Registrant during the quarter ended June 30, 1997.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      FIRST MERCURY FINANCIAL CORPORATION






Date: August 14, 1997               By:       /S/  WILLIAM S. WEAVER
                                              ---------------------------------
                                              William S. Weaver
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and duly authorized to sign on
                                              behalf of the Registrant)