Form 10-Q
period 1997-09-30
FIRST MERCURY FINANCIAL CORP
filed 1997-11-14
CIK 929186

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                        Commission File Number 33-83382

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

     The number of shares outstanding of the registrant's Common Stock, par value $.01, as of November 14, 1997 was 6,164.07.

                      FIRST MERCURY FINANCIAL CORPORATION


                                     INDEX


PART I.   FINANCIAL INFORMATION                                       Page No.
                                                                     --------

          Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets;
              September 30, 1997 (Unaudited) and
              December 31, 1996                                             2

            Condensed Consolidated Statements of
              Operations (Unaudited); Three Months
              and Nine Months Ended September 30,
              1997 and 1996                                                 3

            Condensed Consolidated Statements of
              Stockholders' Equity (Unaudited); Nine
              Months Ended September 30, 1997 and
              1996                                                          4

            Condensed Consolidated Statements of
              Cash Flows (Unaudited); Nine Months
              Ended September 30, 1997 and 1996                             5

            Notes to Condensed Consolidated
              Financial Statements (Unaudited)                              6

          Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                          7

Part II.  OTHER INFORMATION                                                13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                      FIRST MERCURY FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31,
                         ASSETS                                                   1997                 1996
                                                                                  ----                 ----
                                                                               (Unaudited)
Investments:
    Debt securities available for sale, at market value                       $65,579,190          71,871,818
    Preferred stocks, at market                                                 1,425,297           2,691,194
    Common stocks, at market                                                       54,180              52,200
    Short-term investments                                                      2,887,966           1,810,340
                                                                               ----------         -----------
        Total investments                                                      69,946,633          76,425,552

Cash and cash equivalents                                                       3,685,475           3,945,289
Premiums and reinsurance balances receivable                                    2,417,049           2,584,644
Accrued investment income receivable                                              915,719           1,078,346
Other receivables                                                                 300,000             300,000
Reinsurance recoverable on unpaid losses                                        9,513,442           8,484,364
Prepaid reinsurance premiums                                                      820,101           1,799,876
Deferred acquisition costs                                                        751,954             691,319
Deferred federal income taxes                                                   1,742,057           2,288,715
Federal income taxes recoverable                                                  810,797             571,541
Fixed assets, net of accumulated depreciation                                   1,785,639           1,667,317
Other assets                                                                    1,124,706           2,274,410
                                                                               ----------         -----------
        Total assets                                                          $93,813,572         102,111,373
                                                                               ----------         -----------
                                                                               ----------         -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense reserves                                     $48,861,979          55,519,174
Unearned premium reserves                                                       4,740,767           5,656,660
Long-term debt                                                                  9,159,000           9,225,000
Ceded reinsurance payable                                                          52,500              87,373
Deferred revenue                                                                1,503,791           2,181,975
Accounts payable and accrued expenses                                           2,209,685           2,922,516
                                                                               ----------         -----------
        Total liabilities                                                      66,527,722          75,592,698
                                                                               ----------         -----------
Minority interest                                                                   2,966               3,278
                                                                               ----------         -----------
Stockholders' equity:
    Cumulative preferred stock, issued and outstanding 20,850 shares                  209                 209
    Common stock, issued and outstanding 6,164.07 shares                               62                  62
    Gross paid-in and contributed capital                                       3,437,372           3,437,372
    Unrealized gains on marketable securities, net of federal income taxes        554,961             183,780
    Retained earnings                                                          23,290,280          22,893,974
                                                                               ----------         -----------
        Total stockholders' equity                                             27,282,884          26,515,397
                                                                               ----------         -----------
        Total liabilities and stockholders' equity                            $93,813,572         102,111,373
                                                                               ----------         -----------
                                                                               ----------         -----------

                                        2

                      FIRST MERCURY FINANCIAL CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                -------------------------     -------------------------
                                                                   1997           1996           1997           1996
                                                                ----------     ----------     ----------     ----------
Net earned premiums                                             $2,372,490      3,639,467      6,914,041     18,116,994

Net investment income                                            1,106,769      1,294,354      3,521,734      4,004,187
Realized gains on the sale of investments                          233,556         63,070        482,099        293,328
Gain on assignment of non-standard automobile agency contracts          --       (634,814)            --        476,478
Miscellaneous income                                               255,229        472,952        838,136        590,592
                                                                ----------     ----------     ----------     ----------
    Total revenues and other income                              3,968,044      4,835,029     11,756,010     23,481,579
                                                                ----------     ----------     ----------     ----------
Losses and loss adjustment expenses, net                         1,691,795      2,198,670      5,029,094     14,613,139
Amortization of deferred acquisition expenses                      738,589        675,238      1,683,386      3,692,607
Other underwriting expenses                                      1,044,395        478,927      3,081,561      2,375,900
Interest expense                                                   274,876        298,809        829,466        904,700
                                                                ----------     ----------     ----------     ----------
    Total expenses                                               3,749,655      3,651,644     10,623,507     21,586,346
                                                                ----------     ----------     ----------     ----------
    Income before federal income taxes                             218,389      1,183,385      1,132,503      1,895,233

Federal income taxes                                                61,632        329,774        392,172        585,559
                                                                ----------     ----------     ----------     ----------
    Net income                                                  $  156,757        853,611        740,331      1,309,674
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------
Per-share earnings                                              $    25.43         138.48         120.10         212.47
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

                      FIRST MERCURY FINANCIAL CORPORATION
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                              Net Unrealized
                                                              Gross Paid-in   Gains (Losses),
                                          Preferred  Common  and Contributed  Net of Federal    Retained
                                            Stock     Stock       Capital      Income Taxes     Earnings       Total
                                            -----     -----       -------      ------------     --------       -----
Balance at December 31, 1995                  $209       62      3,474,872       1,270,614     21,655,479    26,401,236

Net income                                      --       --             --              --      1,309,674     1,309,674
Dividends paid to preferred stockholders        --       --             --              --       (344,025)     (344,025)
Change in market values of
    marketable investment securities            --       --             --      (1,381,502)            --    (1,381,502)
                                              ----       --      ---------       ---------     ----------    ----------
Balance at September 30, 1996                 $209       62      3,474,872        (110,888)    22,621,128    25,985,383
                                              ----       --      ---------       ---------     ----------    ----------
                                              ----       --      ---------       ---------     ----------    ----------

Balance at December 31, 1996                  $209       62      3,437,372         183,780     22,893,974    26,515,397

Net income                                      --       --             --              --        740,331       740,331
Dividends paid to preferred stockholders        --       --             --              --       (344,025)     (344,025)
Change in market values of                      --       --
    marketable investment securities            --       --             --         371,181             --       371,181
                                              ----       --      ---------       ---------     ----------    ----------
Balance at September 30, 1997                 $209       62      3,437,372         554,961     23,290,280    27,282,884
                                              ----       --      ---------       ---------     ----------    ----------
                                              ----       --      ---------       ---------     ----------    ----------

                      FIRST MERCURY FINANCIAL CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                --------------------------
                                                    1997            1996
                                                -----------    -----------
Net cash used in operating activities           $(6,022,020)      (578,786)
                                                -----------    -----------
Cash flows from investing activities:
    Cost of short-term investments acquired     (22,617,550)   (24,609,445)
    Proceeds from disposals of short-term
    investments                                  21,539,924     24,163,486
    Cost of debt securities acquired            (14,876,513)   (12,588,095)
    Proceeds from maturities of debt securities  12,986,635      6,398,360
    Proceeds from debt securities sold            8,877,465     10,299,246
    Cost of equity securities acquired             (658,930)      (868,078)
    Proceeds from equity securities sold          2,188,420      1,288,984
    Other, net                                     (508,220)      (470,204)
                                                -----------    -----------
      Net cash provided by investing activities   6,931,231      3,614,254
                                                -----------    -----------
Cash flows used in financing activities:
    Interest payments on senior subordinated notes (825,000)      (825,000)
    Dividends paid to preferred stockholders       (344,025)      (344,025)
                                                -----------    -----------
    Net cash used in financing activities        (1,169,025)    (1,169,025)
                                                -----------    -----------
Net increase (decrease) in cash and cash
    equivalents                                    (259,814)     1,866,443

Cash and cash equivalents at beginning of period  3,945,289      2,336,140
                                                -----------    -----------
Cash and cash equivalents at end of period       $3,685,475      4,202,583
                                                -----------    -----------
                                                -----------    -----------

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

     The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Per share earnings are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

3. Certain reclassifications have been made to the 1996 consolidated financial statements in order to conform to the 1997 presentation.

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

     National Family has been in liquidation under the oversight of the Ramsey County District Court in Minnesota since December 1996. Prior to the liquidation order, National Family was in rehabilitation for over 30 years. The Company became affiliated with National Family upon its purchase of All Nation in 1992. Under generally accepted accounting principles, because All Nation lacks voting control over National Family and is not liable for National Family's debts, the financial statements of National Family are not consolidated with the financial statements of the Company.

     Prior to its withdrawal from the Illinois Insurance Exchange ("IIE") in December 1996, the Syndicate operated as an underwriting member of the IIE. Under the eligibility of the IIE, the Syndicate wrote general liability insurance, allied property and auto physical damage coverage in 44 states, the District of Columbia, and the U.S. Virgin Islands. On June 28, 1996, the Syndicate formed FMIC as an Illinois property and casualty insurance subsidiary with an initial capitalization of $5 million and a subsequent $15 million contribution to surplus. The formation of FMIC, a licensed Illinois insurer, provided the Syndicate with an affiliated company in which to potentially place coverages offered by the Syndicate and in which to reinsure certain of the Syndicate's outstanding liabilities. Under a loss portfolio transfer, on June 28, 1996, the Syndicate transferred approximately $35 million in loss and loss adjustment expense reserves and corresponding assets to FMIC. In conjunction with the formation of FMIC and the loss portfolio transfer, on July 8, 1996, the Syndicate notified the IIE of its intention to withdraw from the IIE. On November 7, 1996, the Syndicate and the IIE executed a withdrawal agreement. Subsequent to the Syndicate's withdrawal, the Syndicate was merged into FMIC on December 16, 1996. Due to its withdrawal from the IIE, the Syndicate lost its
     ability to write direct premium under the eligibility of the IIE.   As a
     result, FMIC has aggressively applied for eligibility to write premiums in many states. As of September 30, 1997, FMIC is eligible to write direct premium in 23 states, primarily on a surplus lines basis. In the interim, FMIC and Empire Fire and Marine Insurance Company and Empire Indemnity Company ("Empire") entered into a quota share reinsurance agreement effective July 18, 1996 whereby Empire writes on a direct basis the coverages previously offered by the Syndicate and cedes 50 percent of such business to FMIC.

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

RESULTS OF OPERATIONS

         The following table reflects revenues of the Company for the three month and nine month periods ended September 30, 1997 and 1996:

                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                       1997                 1996                 1997                 1996
                                       ----                 ----                 ----                 ----
                                 Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                 ------    -------    ------    -------    ------    -------    ------    -------
                                                            (Dollars in Thousands)
Net Premiums Earned:
Specialty commercial lines:
    Security, fire and alarm     $1,437      60.6%     2,158      59.3%    $4,546      65.8%     6,347      35.0%
    Police                            0       0.0        146       4.0         19       0.3        654       3.6
    Public officials                 52       2.2        145       4.0        216       3.1        501       2.8
    Other                           616      26.0        331       9.1      1,346      19.5        844       4.7
Non-standard automobile lines:
    Agency auto liability             0       0.0        400      11.0          1       0.0      6,782      37.4
    Direct auto liability           167       7.0        171       4.7        490       7.1        566       3.1
    Agency auto physical damage       0       0.0        176       4.8         10       0.1      2,028      11.2
    Direct auto physical damage     100       4.2        112       3.1        286       4.1        395       2.2
                                 ------    -------    ------    -------    ------    -------    ------    -------
Total net premiums earned        $2,372     100.0%    $3,639     100.0%    $6,914     100.0%   $18,117     100.0%
                                 ------    -------    ------    -------    ------    -------    ------    -------
                                 ------    -------    ------    -------    ------    -------    ------    -------

NET PREMIUMS EARNED

     Net premiums earned for the three months ended September 30, 1997 and the nine months ended September 30, 1997 declined 34.8% and 61.8%, respectively, in comparison to the year earlier periods. The Company's specialty commercial lines, including security, fire, alarm, police, public official and miscellaneous commercial coverages, decreased 24.3% and 26.6%, respectively, for the three months and nine months ended September 30, 1997 versus the comparable periods in 1996. This decrease occurred principally due to the quota share reinsurance arrangement entered into with Empire, and the Company's decision to non-renew a substantial amount of the police business beginning in the first quarter of 1996. Although net premiums earned for the Company's specialty commercial lines have been declining, the Company has experienced average rate increases in excess of 10% on this book of business in the first three quarters of 1997. Effective July 1, 1997, the Company has entered into a 100 percent quota share reinsurance arrangement with Reliance Insurance Company of Illinois ("Reliance") to offer liability coverage to non-profit entities and day care facilities. In addition, the Company has been pursuing a workers' compensation program as a complementary product to the security, fire and alarm coverages currently provided. The increase in other commercial lines reflects the growth in All Nation's agency commercial multi-peril program.

    Due to the sale of All Nation's independent agent contracts to Deerbrook effective May 1, 1996, net premiums earned for private passenger non-standard automobile coverages decreased 68.9% and 91.9%, respectively, for the three and nine months ended September 30, 1997
    versus the comparable periods in 1996.   Net premiums earned for  direct
    response non-standard automobile coverages have declined in 1997 due to a management decision to suspend advertising while the Company implemented rate increases for the direct response business in Iowa and Illinois in
    early June 1997 and August 1997, respectively.   The Company began actively
    marketing this program in Iowa and Illinois in mid June and August, respectively. The Company continues to evaluate the effectiveness of the marketing programs.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS (LOSSES)

     Net investment income decreased approximately $188,000, or 14.5%, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. For the nine months ended September 30, 1997, net investment income decreased $482,000 or 12.0% in comparison to the same period of the preceding year. The decrease resulted from a decline in the Company's average invested assets. Invested assets were impacted by the reduction in premium revenues at both All Nation and FMIC under the quota share reinsurance agreements with Allstate and Empire, respectively.

     For the three months ended September 30, 1997, the Company realized a net gain on the sale of investments of $234,000 versus a net gain of $63,000 for the same period in the prior year. The Company recognized a net gain on the sale of investments of $482,000 for the nine months ended September 30, 1997 as compared to a $293,000 net gain for the comparable period in 1996.

     At September 30, 1997, the unrealized gain on investments available for sale, net of deferred taxes, was $555,000 in comparison to a $184,000 unrealized gain as of December 31, 1996. Changes in unrealized gains reflect the increase in fair values of available for sale debt and equity securities. Unrealized values of the underlying portfolio investments will continue to be volatile as market prices of debt and equity securities fluctuate with changes in interest rates and market conditions.

GAIN ON ASSIGNMENT OF AGENCY CONTRACTS

     The gain on the assignment of the All Nation agency contracts of $476,000 was recognized in 1996. The gain recognized represents the net present value of the related payments from Deerbrook reduced by All Nation's estimated liability for losses under the quota share reinsurance contract and costs attendant with the sale.

LOSS AND LOSS ADJUSTMENT EXPENSES

     Loss and loss adjustment expenses incurred decreased 23.1% to $1.7 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, loss and loss adjustment expenses incurred decreased 65.6% versus the comparable period in the preceding year, principally due to the decline in premium revenues under the quota share reinsurance agreements with Allstate and Empire. The loss and loss adjustment expense ratio for private passenger automobile coverages decreased to 70.3% for the nine months ended September 30, 1997 as compared to 83.1% for the nine months ended September 30, 1996. This decrease reflects the impact of rate increases taken in both Iowa and Illinois. Within the specialty commercial lines, the loss and loss adjustment expense ratio decreased to 63.0% for the nine months ended September 30, 1997 versus 74.7% for the comparable period in the preceding year. The 1997 loss ratio reflects a release of reserve redundancies approximating $600,000. There were no reserve redundancy releases in the first nine months of 1996.

AMORTIZATION OF DEFERRED ACQUISITION COSTS, OTHER UNDERWRITING EXPENSES AND INTEREST EXPENSE

     Amortization of deferred acquisition costs and other underwriting expenses represent the Company's costs to generate premium volume. For the third quarter of 1997, acquisition costs and other underwriting expenses increased approximately 54.5% to $ 1.8 million for the three months ended September 30, 1997 as compared to $1.2 million for the same period in the preceding year. For the nine months ended September 30, 1997, acquisition and other underwriting expenses decreased 24.8% to $4.8 million, while Company's underwriting expense ratio increased to 56.2% for the nine months ended September 30, 1997 in comparison to 40.4% for the nine months ended September 30, 1996. The increase in the expense ratio principally occurred due to the decline in net premiums written in the first nine months of 1997 in comparison to the Company's fixed costs of its insurance operations. In addition, the Company incurred approximately $500,000 of expenses in 1997 for the implementation of new rate filings and marketing costs for the re-introduction of the direct response private passenger auto program and approximately $250,000 for the evaluation of potential business acquisitions.

     The Company realized $838,000 of miscellaneous income in the first nine of 1997 as compared to $591,000 in the first nine months of 1996 primarily due to increase in income from the non-competition agreement and somewhat offset by the reduction of service fees associated with policies sold to Deerbrook in 1996 .

     The Company incurred $829,000 and $904,000 of interest expense related to the $9.2 and $10.0 million senior subordinated notes during the nine months ended September 30, 1997 and 1996, respectively. The decrease in interest expense resulted from the Company's repurchase of $841,000 of its own senior subordinated notes during 1996 and 1997.

FEDERAL INCOME TAXES

     The effective tax rate for the nine ended September 30, 1997 of 34.6% has increased from the effective tax rate for the first three quarters of 1996 of 30.9%. The Company has eliminated all tax-exempt interest since the first quarter of 1997.

NET INCOME

     Pre-tax net income for the nine months ended September 30, 1997 was $1.1 million versus $1.9 million for the nine months ended September 30, 1996.
     Net income for the first three quarters of 1997 includes $600,000 related to the release of reserve redundancies, increase in realized investment gains of $189,000, and an increase of $500,000 in revenue under the non-compete clause. These increases were offset by $750,000 of non-recurring acquisition and other underwriting costs relating to the re-introduction of the direct response personal automobile program and evaluation of potential business acquisitions, $270,000 for the reduction of service fees associated with policies sold to Deerbrook in 1996, the gain on the assignment of All Nation's agency contracts in the amount of $476,000 recognized in 1996, and reduction of net investment income of $482,000. Pre-tax net income for the three months ended September 30, 1997 was $219,000 compared to $1.2 million for the same period in the preceding year. The decrease in pre-tax income reflects increases in 1997 in acquisition and other underwriting costs related to the re-introduction of the direct response personal automobile program, while the third quarter 1996 results reflect the impact of favorable loss experience from rate increases taken during early 1996 in the personal automobile line.

LIQUIDITY AND CAPITAL RESOURCES

     Mercury is a holding company whose principal assets are its investment in the capital stock of FMIC and All Nation. Generally, Mercury is dependent upon the receipt of dividends from FMIC and All Nation to fund any necessary cash requirements, including debt service requirements. FMIC and All Nation are restricted by regulation as to the amount of dividends they may pay without regulatory approval. No dividends were paid by FMIC or All Nation to Mercury in the first nine months of 1997. Mercury anticipates cash payments from Deerbrook of $1.2 million in 1997 for the non-compete agreement. In addition, Mercury receives annual payments from its subsidiaries when appropriate pursuant to a tax allocation agreement between Mercury and its subsidiaries. The Company believes these amounts are sufficient to meet Mercury's current cash flow requirements.

     The Company's subsidiaries' primary sources of cash are from premiums collected and amounts earned from the investment of this cash flow. The principal uses of funds are the payment of claims and related expenses, other operating expenses and interest expense. The Company's insurance operations utilized cash in operations of $6,022,000 during the nine months ended September 30, 1997 as compared to $579,000 in the first three quarters of 1996. The decreased cash flow resulted primarily from a decline in premium revenues at both All Nation and FMIC under the quota share reinsurance agreements with Allstate and Empire.

     At September 30, 1997, the insurance subsidiaries maintained cash and cash equivalents and short-term investments of $4.9 million to meet short-term payment obligations. In addition, the Company's investment portfolio is heavily weighted toward short-term fixed maturities and a portion of the portfolio could be liquidated without material adverse financial impact should further liquidity be necessary.

     As part of its investment strategy, and as required by debt covenants, the Company establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet foreseeable payment obligations. As part of this strategy, the Company attempts to maintain an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. The weighted average maturity of the Company's fixed income portfolio as of September 30, 1997 was approximately three years.

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

     The Syndicate's withdrawal agreement also required FMIC to establish a trust fund for the payment of claims under insurance policies issued and reinsurance agreements entered into by the Syndicate. Investments held in trust for payment of Syndicate claims approximated $28.9 million at September 30, 1997.

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

     No matters were submitted to a vote of security holders during the third quarter of 1997.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

     27        Financial Data Schedule.

b. REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST MERCURY FINANCIAL CORPORATION



Date: November 14, 1997                 By:    /s/    William S. Weaver
                                               -------------------------
                                               William S. Weaver
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and duly authorized to sign on
                                               behalf of the Registrant)