Form 10-Q
period 2006-09-30
FIRST MERCURY FINANCIAL CORP
filed 2006-11-14
CIK 929186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

----------------------------------

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 001-33077

FIRST MERCURY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29621 Northwestern Highway, Southfield, Michigan	48034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no., including area code: (800) 762-6837

Not applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated Filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,306,780 shares as of November 14, 2006.

Item 1. Financial Statements

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Debt securities	$ 219,570,997	$ 182,679,565
Equity securities and other	3,105,965	3,332,816
Short-term	26,139,947	25,012,499
Total Investments	248,816,909	211,024,880
Cash and cash equivalents	7,693,227	8,399,598
Premiums and reinsurance balances receivable	14,084,459	17,573,531
Accrued investment income	2,580,156	2,094,458
Accrued profit sharing commissions	9,593,923	9,606,916
Reinsurance recoverable on paid and unpaid losses	57,251,799	22,482,855
Prepaid reinsurance premiums	49,517,959	36,879,714
Deferred acquisition costs	5,433,712	9,700,457
Deferred federal income taxes	—	5,270,942
Debt issuance costs, net of amortization	4,022,508	4,535,968
Intangible assets, net of accumulated amortization	38,272,724	30,645,143
Receivable — stockholders and related entity	49,363	2,249,537
Other assets	5,794,850	5,133,212
Total Assets	$ 443,111,589	$ 365,597,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$ 172,068,573	$ 113,863,642
Unearned premium reserves	92,216,904	84,476,255
Senior notes	65,000,000	65,000,000
Long-term debt	20,620,000	20,620,000
Shareholder rights payable	—	5,049,416
Deferred federal income taxes	152,585	—
Premiums payable to insurance companies	1,317,437	3,175,354
Reinsurance payable on paid losses	2,504,885	5,425,262
Accounts payable, accrued expenses, and other liabilities	5,778,177	3,660,634
Total Liabilities	359,658,561	301,270,563
Stockholders’ Equity
Convertible preferred stock, Series A voting, $0.01 par value; authorized 400 shares; issued and outstanding 400 shares	4	4
Common stock, $0.01 par value; authorized 55,130,000 shares; issued and outstanding 4,484,209 and 4,178,454 shares	44,842	41,785
Paid-in capital	59,610,919	58,857,245
Accumulated other comprehensive loss	(587,547)	(1,284,164)
Treasury stock, 92,500 shares	(597,500)	—

Retained earnings	24,982,310	6,711,778
Total Stockholders’ Equity	83,453,028	64,326,648
Total Liabilities and Stockholders’ Equity	$ 443,111,589	$ 365,597,211

See accompanying notes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Successor Three Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor July 1 to August 16, 2005
Operating Revenue
Net earned premiums	$ 26,947,350	$ 12,656,906	$ 13,219,435
Commissions and fees	3,715,587	3,167,966	3,308,765
Net investment income	2,445,774	871,326	897,247
Net realized gains on investments	467,403	16,163	16,881
Total Operating Revenues	33,576,114	16,712,361	17,442,328
Operating Expenses
Losses and loss adjustment expenses, net	13,224,626	6,537,310	6,827,858
Amortization of deferred acquisition expenses	3,545,679	2,683,362	2,802,622
Underwriting, agency and other expenses	2,492,884	3,405,552	1,171,767
Amortization of intangible assets	291,667	142,663	149,004
Total Operating Expenses	19,554,856	12,768,887	10,951,251
Operating Income	14,021,258	3,943,474	6,491,077
Interest Expense	2,840,042	1,367,844	307,373
Change In Fair Value of Derivative Instruments	336,405	(186,939)	(193,791)
Income Before Income Taxes	10,844,811	2,762,569	6,377,495
Income Taxes	3,919,612	1,000,814	2,171,468
Net Income	$ 6,925,199	$ 1,761,755	$ 4,206,027
Earnings Per Share:
Basic	$ 1.42	$ 0.32	$ 0.30
Diluted	$ 0.55	$ 0.15	$ 0.21
Weighted Average Shares Outstanding:
Basic	4,220,045	4,141,454	12,536,224
Diluted	12,621,422	11,963,540	20,093,596

See accompanying notes

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Successor Nine Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor January 1 to August 16, 2005
Operating Revenue
Net earned premiums	$ 83,804,218	$ 12,656,906	$ 57,575,789
Commissions and fees	12,478,369	3,167,966	13,649,492
Net investment income	6,716,564	871,326	4,118,590
Net realized (losses) gains on investments	(14,250)	16,163	(57,919)
Total Operating Revenues	102,984,901	16,712,361	75,285,952
Operating Expenses
Losses and loss adjustment expenses, net	43,186,133	6,537,310	28,072,054
Amortization of deferred acquisition expenses	12,637,962	2,683,362	12,675,827
Underwriting, agency and other expenses	9,871,557	3,405,552	7,758,250
Amortization of intangible assets	875,000	142,663	732,337
Total Operating Expenses	66,570,652	12,768,887	49,238,468
Operating Income	36,414,249	3,943,474	26,047,484
Interest Expense	8,235,513	1,367,844	1,518,649
Change In Fair Value of Derivative Instruments	(50,667)	(186,939)	(230,291)
Income Before Income Taxes	28,229,403	2,762,569	24,759,126
Income Taxes	9,958,871	1,000,814	8,636,398
Net Income	$ 18,270,532	$ 1,761,755	$ 16,122,728
Earnings Per Share:
Basic	$ 3.69	$ 0.32	$ 1.12
Diluted	$ 1.48	$ 0.15	$ 0.80
Weighted Average Shares Outstanding:
Basic	4,206,556	4,141,454	12,536,224
Diluted	12,315,035	11,963,540	20,093,596

See accompanying notes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Interim Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Convertible Preferred Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Predecessor
Balance, January 1, 2005	$ 125,362	$ 4	$ 48,030,138	$ 358,923	$43,743,991	$(628,853)	$91,629,565
Stock option expense	—	—	76,329	—	—	—	76,329
Comprehensive income Net income	—	—	—	—	16,122,728	—	16,122,728
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the year	—	—	—	(958,553)	—	—	(958,553)
Less reclassification adjustment for losses included in net income	—	—	—	37,647	—	—	37,647
Total other comprehensive loss	—	—	—	—	—	—	(920,906)
Total comprehensive income	—	—	—	—	—	—	15,201,822
Balance, August 16, 2005	$ 125,362	$ 4	$ 48,106,467	$ (561,983)	$59,866,719	$(628,853)	$106,907,716
Successor
Common stock issued on August 17, 2005 (reflects new basis of 4,141,454 common shares in connection with the acquisition)	$ 41,415	$ 4	$101,705,585	$ —	$ —	$ —	$101,747,004
Predecessor basis adjustment	—	—			—	(42,911,970)	—
Comprehensive income Net income	—	—	—	—	1,761,755	—	1,761,755
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the year	—	—	—	(569,941)	—	—	(569,941)
Less reclassification adjustment for gains included in net income	—	—	—	(10,506)	—	—	(10,506)
Total other comprehensive loss	—	—	—	—	—	—	(580,447)
Total comprehensive income	—	—	—	—	—	—	1,181,308
Balance, September 30, 2005	$ 41,415	$ 4	$ 58,793,615	$ (580,447)	$ 1,761,755	$ —	$60,016,342
Successor
Balance, January 1, 2006	$ 41,785	$ 4	$ 58,857,245	$ (1,284,164)	$ 6,711,778	$ —	$ 64,326,648
Issuance of stock	376	—	243,079	—	—	—	243,455
Exercise of stock options	2,681	—	457,558	—	—	—	460,239
Stock option expense	—	—	53,037	—	—	—	53,037
Common stock repurchased	—	—	—	—	—	(597,500)	(597,500)
Comprehensive income:
Net income	—	—	—	—	18,270,532	—	18,270,532

Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the year	—	—	—	235,955	—	—	235,955
Less reclassification adjustment for losses included in net income	—	—	—	460,662	—	—	460,662
Total other comprehensive income	—	—	—	—	—	—	696,617
Total comprehensive income	—	—	—	—	—	—	18,967,149
Balance, September 30, 2006	$ 44,842	$ 4	$ 59,610,919	$ (587,547)	$24,982,310	$(597,500)	$83,453,028

See accompanying notes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Successor Nine Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor January 1 to August 16, 2005
Cash Flows From Operating Activities
Net income	$ 18,270,532	$ 1,761,755	$ 16,122,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,822,726	(107,179)	1,106,500
Realized losses (gains) on investments	14,250	(16,163)	57,919
Deferrals of acquisition costs, net	4,266,745	614,273	(756,293)
Deferred federal income taxes	(1,777,415)	(850,251)	1,512,267)
Stock option expense	53,037	—	76,329
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	3,489,072	2,275,166	203,791
Accrued investment income	(485,698)	1,349	(334,537)
Receivable from related entity	1,877,864	(596,511)	23,073
Accrued profit sharing commissions	12,993	(340,965)	(2,205,715)
Reinsurance recoverable on paid and unpaid losses	(34,768,944)	(3,535,775)	(10,817,498)
Prepaid reinsurance premiums	(12,638,245)	(2,968,652)	(14,396,467)
Loss and loss adjustment expense reserves	58,204,931	7,000,488	23,454,678
Unearned premium reserves	7,740,649	1,100,606	25,294,117
Premiums payable to insurance companies	(1,857,917)	268,673	470,012
Reinsurance payable on paid losses	(2,920,376)	(2,251,982)	146,159
Other	1,523,678	(1,849,464)	5,309,738
Net Cash Provided By Operating Activities	42,827,882	505,369	42,242,267
Cash Flows From Investing Activities
Cost of short-term investments acquired	(154,290,786)	(51,413,983)	(158,284,920)
Proceeds from disposals of short-term investments	154,105,062	48,553,836	152,197,811
Cost of debt and equity securities acquired	(100,628,966)	(3,047,019)	(98,222,017)
Proceeds from debt and equity securities	63,654,360	6,683,890	72,746,055
Repayment of receivable from stockholders	322,310	—	(750,000)
Acquisition, net of cash acquired	(6,351,055)	(55,051,677)	(245,324)
Cost of fixed asset purchases	(451,372)	(39,373)	(316,724)
Net Cash Used In Investing Activities	(43,640,447)	(54,314,326)	(32,875,119)
Cash Flows From Financing Activities
Stock issued on stock options exercised	460,239	—	—
Issuance of common stock	243,455	—	—
Repurchase of common stock	(597,500)	—	—
Issuance of senior notes, net of debt costs	—	60,207,699	—
Payments of long-term debt	—	(8,914,992)	—
Net increase (decrease) in other debt	—	1,999,996	(1,999,996)
Net Cash Provided By (Used In) Financing Activities	106,194	53,292,703	(1,999,996)
Net Increase (Decrease) In Cash and Cash Equivalents	(706,371)	(516,254)	7,367,152
Cash and Cash Equivalents, beginning of period	8,399,598	11,442,456	4,075,304
Cash and Cash Equivalents, end of period	$ 7,693,227	$ 10,926,202	$ 11,442,456

See accompanying notes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and notes of First Mercury Financial Corporation and Subsidiaries (“FMFC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers are urged to review the Company’s 2005 audited consolidated financial statements for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

First Mercury Holdings, Inc. (“Holdings”) was formed in the State of Delaware on July 28, 2005. (See Note 9 for subsequent merger of Holdings into (FMFC). On August 17, 2005, Holdings issued $65 million of Senior Floating Rate Notes due 2012 (“Notes”) and used the net proceeds from the issuance to purchase certain outstanding shares of First Mercury Financial Corporation’s (“FMFC”) common stock, under the terms of the August 17, 2005 “Stock Contribution Agreement” among Holdings and the former shareholders and option holders of FMFC. Concurrently, Holdings issued convertible preferred shares and common shares to certain former shareholders and option holders of FMFC in exchange for their convertible preferred and common shares. In connection with the Stock Contribution Agreement, Holdings assumed the Stock Option Plan of FMFC (the “Plan”), and each stock option grant thereunder for the purchase of FMFC common stock was converted to the right to purchase Holdings common stock. As a result of the transactions described above, such outstanding stock options became fully vested and exercisable pursuant to the terms of the Plan. Approximately 96% of the FMFC shareholders and stock option holders participated in such transactions.

On December 15, 2005, Holdings formed First Mercury Merger Corporation (“FMMC”), a Delaware corporation, and on December 29th merged FMMC with and into FMFC, with FMFC being the surviving entity (the “Merger”). The remaining common shares of FMFC that were not sold to Holdings under the August 17, 2005 “Stock Contribution Agreement” were cancelled and converted to rights for those shareholders to receive cash for their shares from FMFC at the same price contained in the “Stock Contribution Agreement” or the amount determined if those shareholders exercise these appraisal rights. At the completion of the December 29, 2005 merger, Holdings owned 100% of the common shares and the convertible preferred shares of FMFC. In the second quarter of 2006, the Company made its final payment related to the former shareholder’s rights to receive cash of $6.4 million resulting in a $1.3 million increase in purchase consideration. In addition, the Company completed its evaluation of the tax bases of its net assets in connection with the acquisition. As a result of these events, the Company adjusted its purchase accounting to reflect an increase in its intangible assets of $8.5 million and a decrease in its net deferred tax assets of $7.2 million in the second quarter of 2006.

This transaction was accounted for as a purchase and resulted in a new basis of accounting on August 17, 2005. The financial statements for the three and nine months ended September 30, 2006 and the period from August 17, 2005 to September 30, 2005 are those of The Successor Company (the “Successor”). The financial statements for the period from July 1, 2005 to August 16, 2005 and January 1, 2005 to August 16, 2005 are those of The Predecessor Company (the “Predecessor”). As a result, the financial statements for the Successor periods are not comparable to those for the Predecessor periods.

The following unaudited pro forma operating data presents the results of operations as if the Acquisition had occurred at the beginning of each period and assumes that there were no other changes in our operations.

	Pro Forma For July 1, 2005 to August 16, 2005	Pro Forma For January 1, 2005 to August 16, 2005
Operating revenues	$ 17,442,328	$ 75,285,952
Operating income	6,491,077	26,047,484
Interest expense, net	1,237,683	6,089,301
Net income	3,601,326	13,151,804
Basic earnings per share	0.76	2.66
Diluted earnings per share	0.30	1.10

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and the recoverability of deferred tax assets.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) eliminates the option of accounting for share-based payments using the intrinsic value method and making only pro forma disclosures of the impact on earnings of the cost of stock options and other share-based awards measured using a fair value approach. SFAS No. 123(R) requires that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period. The Company adopted SFAS 123(R) on January 1, 2006. Prior to adopting SFAS 123(R), the Company recorded stock option expense under SFAS 123, as amended by SFAS 148.

Recently Issued Accounting Standards

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005; however, the disclosure requirements are already in effect. The adoption of this FSP is not expected to have a material effect on our results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current GAAP, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 155 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 156 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing any potential impact of applying this interpretation.

Stock Split

On October 16, 2006, in connection with an initial public offering of the Company’s common stock, the Company’s Board of Directors and stockholders effected a 925-for-1 split of the Company’s common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

2. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were issued and exercised.

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Successor Three Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor July 1 to August 16, 2005
Net income	$ 6,925,199	$ 1,761,755	$ 4,206,027
Less: Dividends in arrears	950,097	433,710	448,368
Net income available to common	$ 5,975,102	$ 1,328,045	$ 3,757,659
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	4,220,045	4,141,454	12,536,224
Dilutive effect of stock options	821,591	820,232	825,239
Dilutive effect of convertible preferred stock	6,434,782	6,434,782	6,434,782
Dilutive effect of cumulative dividends on preferred stock	1,145,004	567,072	297,351
Dilutive number of common and common equivalent shares outstanding	12,621,422	11,963,540	20,093,596
Basic Net Earnings Per Common Share	$ 1.42	$ 0.32	$ 0.30
Diluted Net Earnings Per Common Share	$ 0.55	$ 0.15	$ 0.21

	Successor Nine Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor January 1 to August 16, 2005
Net income	$ 18,270,532	$ 1,761,755	$ 16,122,728
Less: Dividends in arrears	2,765,129	433,710	2,125,010
Net income available to common	$ 15,505,403	$ 1,328,045	$ 13,997,718
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	4,206,556	4,141,454	12,536,224
Dilutive effect of stock options	820,676	820,232	825,239
Dilutive effect of convertible preferred stock	6,434,782	6,434,782	6,434,782
Dilutive effect of cumulative dividends on preferred stock	853,021	567,072	297,351
Dilutive number of common and common equivalent shares outstanding	12,315,035	11,963,540	20,093,596
Basic Net Earnings Per Common Share	$ 3.69	$ 0.32	$ 1.12
Diluted Net Earnings Per Common Share	$ 1.48	$ 0.15	$ 0.80

3. Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate.

Income taxes in the accompanying consolidated statements of operations differ from the statutory tax rate of 35% primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax asset will be realized.

4. Loss and Loss Adjustment Expense Reserves

The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Successor Three Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor July 1 to August 16, 2005
Balance, beginning of period	$ 150,940,000	$ 92,153,000	$ 84,842,000
Less reinsurance recoverables	42,350,000	15,340,000	12,803,000
Net Balance, beginning of period	108,590,000	76,813,000	72,039,000
Incurred Related To
Current year	13,241,000	4,584,000	4,788,000
Prior years	(16,000)	1,953,000	2,040,000
Total Incurred	13,225,000	6,537,000	6,828,000
Paid Related To
Current year	605,000	428,000	238,000
Prior years	4,001,000	3,795,000	1,816,000
Total Paid	4,606,000	4,223,000	2,054,000
Net Balance, end of period	117,208,000	79,127,000	76,813,000
Plus reinsurance recoverables	54,861,000	20,027,000	15,340,000
Balance, end of period	$ 172,069,000	$ 99,154,000	$ 92,153,000

	Successor Nine Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor January 1 to August 16, 2005
Balance, beginning of period	$ 113,864,000	$ 92,153,000	$ 68,699,000
Less reinsurance recoverables	21,869,000	15,340,000	5,653,000
Net Balance, beginning of period	91,995,000	76,813,000	63,046,000
Incurred Related To
Current year	42,145,000	4,584,000	23,097,000
Prior years	1,041,000	1,953,000	4,975,000
Total Incurred	43,186,000	6,537,000	28,072,000
Paid Related To
Current year	1,396,000	428,000	626,000
Prior years	16,577,000	3,795,000	13,679,000
Total Paid	17,973,000	4,223,000	14,305,000
Net Balance, end of period	117,208,000	79,127,000	76,813,000
Plus reinsurance recoverables	54,861,000	20,027,000	15,340,000
Balance, end of period	$ 172,069,000	$ 99,154,000	$ 92,153,000

The increases and decreases in incurred losses related to prior accident years, as noted in the above table, primarily resulted from differences in actual versus expected loss development.

5. Reinsurance

Net written and earned premiums, including reinsurance activity, were as follows:

	Successor Three Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor July 1 to August 16, 2005
Written Premiums
Direct	$ 49,472,000	$ 19,659,000	$ 20,423,000
Assumed	1,033,000	1,296,000	817,000
Ceded	(26,518,000)	(11,649,000)	(9,125,000)
Net Written Premiums	$ 23,987,000	$ 9,306,000	$ 12,115,000
Earned Premiums
Direct	$ 52,627,000	$ 16,909,000	$ 19,871,000
Assumed	1,036,000	3,292,000	(544,000)
Ceded	(26,951,000)	(7,855,000)	(6,432,000)
Earned but unbilled premiums	235,000	311,000	324,000
Net Earned Premiums	$ 26,947,000	$ 12,657,000	$ 13,219,000

	Successor Nine Months Ended September 30, 2006	Successor August 17 to September 30, 2005	Predecessor January 1 to August 16, 2005
Written Premiums
Direct	$ 160,452,000	$ 19,659,000	$ 99,731,000
Assumed	3,295,000	1,296,000	5,125,000
Ceded	(85,823,000)	(11,649,000)	(36,383,000)
Net Written Premiums	$ 77,924,000	$ 9,306,000	$ 68,473,000
Earned Premiums
Direct	$ 152,999,000	$ 16,909,000	$ 65,658,000
Assumed	2,651,000	3,293,000	13,558,000
Ceded	(72,828,000)	(7,855,000)	(22,812,000)
Earned but unbilled premiums	982,000	310,000	1,172,000
Net Earned Premiums	$ 83,804,000	$ 12,657,000	$ 57,576,000

The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks.

6. Related Party Transactions

First Home Insurance Agency (FHIA) is considered a related party to the Company due to common ownership of FHIA and the Company. The Company provides systems support, accounting, human resources, claims and regulatory oversight for FHIA under an administrative services and cost allocation agreement. Under the terms of this agreement, FMFC allocates actual expenses and costs related to the activities discussed above. Costs related to this agreement were $129,661 during the quarter ended September 30, 2006, and $484,135 during the first nine months of 2006. As of September 30, 2006, the Company had a receivable for these charges of $8,458 from FHIA.

In the second quarter of 2006, the Company forgave its $750,000 unsecured loan due from its chief executive officer and recorded the amount as compensation.

7. Credit Facility

In October 2006, FMFC replaced its $10,000,000 revolving credit agreement with a $30,000,000 revolving credit agreement. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. There are currently no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.

The agreement contains various restrictive covenants that relate to FMFC’s stockholders’ equity, leverage ratio, AM Best Ratings of its insurance subsidiaries, fixed charge coverage ratio, surplus and risk based capital.

No borrowings are outstanding under the revolving credit agreement at September 30, 2006.

8. Stock Compensation Plan

The FMFC stock option plan was established September 3, 1998, and was assumed by Holdings concurrent with the Acquisition of FMFC on August 17, 2005. Under the terms of the plan, directors, officers, employees, and other key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved and 2,428,125 are available for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. On August 17, 2005, all of the then outstanding stock options under the plan became fully vested under the change in control provision in the plan.

The following table summarizes stock option activity for the nine months ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	1,119,250	1.85
Granted during the period	91,575	6.49
Forfeited during the period	(15,263)	6.49
Exercised during the period	(268,065)	1.72
Cancelled during the period	—	—
Options outstanding at the end of the period	927,497	2.27
Options exercisable	851,185	1.89

There was no stock option activity for the nine months ended September 30, 2005.

The fair values of stock options granted during the nine month period ended September 30, 2006 were determined on the dates of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended
September, 2006
Expected term (years)	2.5
Expected stock price volatility	26.50%
Risk-free interest rate	4.72%
Expected dividend yield	—
Estimated fair value per option	$1.39

For 2006, the expected term of options was determined based on the midpoint of the vesting period of the options. For 2006, expected stock price volatility was based an average of the volatility factors utilized by companies within the Company’s peer group. Prior to the adoption of SFAS No. 123R, expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

The number of stock options outstanding and exercisable at September 30, 2006 by range of exercise price was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.51 – $2.14	810,485	2.9	$ 1.75	810,485	$ 1.75
$4.86 – $6.49	117,012	7.6	$ 5.90	40,700	4.86

At September 30, 2006, the outstanding and exercisable options had an intrinsic value of $12.9 million. Compensation expense of $53,037 was recorded for the three and nine months ended September 30, 2006, respectively. Compensation expense of $13,004 and $76,329 was recorded for the periods from July 1, 2005 to

August 16, 2005 and January 1 to August 16, 2005, respectively. No compensation expense was recorded for the period from August 17, 2005 to September 30, 2005. As of September 30, 2006, there was approximately $53,000 of total unrecognized compensation cost related to unvested options that is expected to be recognized in the fourth quarter 2006.

9. Subsequent Events

On May 30, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock. The Company’s registration statement was declared effective on October 17, 2006. On October 16, 2006, First Mercury Holdings, Inc., formerly our sole stockholder, which we refer to as Holdings, was merged with and into the Company. In connection with the merger and the public offering, the Company increased the number of authorized shares of common stock to 100,000,000, increased the number of authorized shares of preferred stock to 10,000,000 and effected a 925 for 1 split of the Company’s common stock to shareholders of record on that date. All common stock share and per share amounts have been restated to give retroactive effect to the stock split. Upon closing of the initial public offering on October 23, 2006, gross proceeds from the sale of 11,161,764 shares of common stock, including 1,455,882 shares of common stock sold to the underwriters of the offering pursuant the underwriters’ exercise of their over-allotment option, at an initial public offering price per share of $17.00, totaled $189.7 million. Estimated costs associated with the initial public offering included $13.3 million of underwriting costs and $2.5 million of other issuance costs.

Immediately following the closing of the initial public offering, the Company repurchased all of its outstanding senior notes for $69.9 million, including a $3.3 million redemption premium and $1.6 million of accrued interest. Also, on October 23, 2006 all of the shares outstanding of the Company’s Series A Convertible Preferred Stock were converted into 6,435,140 shares of common stock. On conversion, the Company paid the former holder of the Company’s Series A Convertible Preferred Stock $8.3 million in accrued dividends, $49.7 million in cash in lieu of 2,926,544 shares of common stock, and $30.3 million for the repurchase of an additional 1,779,339 shares of common stock.

On October 17, 2006, the Company issued 250,000 options for the purchase of its common stock at the initial public offering price of $17.00 per share and awarded 48,100 shares of restricted stock to certain officers.

On October 27, 2006, the Company made a $20 million contribution to the capital of its wholly-owned subsidiary, First Mercury Insurance Company.

The following unaudited pro forma data presents stockholders’ equity as of September 30, 2006 as if the initial public offering proceeds were received and the senior notes repaid as of September 30, 2006.

Pro Forma Stockholders’ Equity ($ in thousands)

Stockholders’ equity at September 30, 2006	$ 83,453
Net proceeds from issuance of common stock	173,967
Redemption of preferred stock	(63,567)
Repurchase of Glencoe common stock	(24,691)
Expenses related to repayment of $65 million of senior notes	(4,728)
Pro forma stockholders’ equity	$164,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; competition risk; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form10-Q.

Overview

We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 33 years of underwriting security risks, we have established CoverX® as a recognized brand among insurance agents and brokers and developed the underwriting expertise and cost-efficient infrastructure which have enabled us to underwrite such risks profitably. Over the last six years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.

First Mercury Financial Corporation (FMFC) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (CoverX), First Mercury Insurance Company (FMIC), All Nation Insurance Company (ANIC) and American Risk Pooling Consultants, Inc. (ARPCO).

CoverX produces and underwrites all of the insurance policies for which we retain risk and receive premiums. As a wholesale insurance broker, CoverX markets our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX also provides underwriting services with respect to the insurance policies it markets in that it reviews the applications submitted for insurance coverage, decides whether to accept all or part of the coverage requested and determines applicable premiums. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers.

FMIC and ANIC are our two insurance subsidiaries. FMIC writes substantially all the policies produced by CoverX. ANIC provides quota share reinsurance to FMIC. Prior to the change in business model discussed below, FMIC and ANIC primarily provided quota share reinsurance to third party insurance companies that issued policies to CoverX customers under fronting arrangements. FMIC also provides claims handling and adjustment services for policies produced by CoverX and directly written by third parties.

ARPCO provides third party administrative services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services. ARPCO is solely a fee-based business and receives fees for these services and commissions on excess per occurrence insurance placed in the commercial market with third party companies on behalf of the pools.

Change in Business Model

In June 2004, an investment by Glencoe Capital, LLC along with additional cash from FMFC, increased FMIC’s statutory surplus by $26 million. As a result of this capital infusion, A.M. Best Company, Inc. raised FMIC’s financial strength rating to “A-,” and beginning in July 2004, FMIC began directly writing the majority of new and renewal policies produced by CoverX.

Prior to June 2004 and our insurance subsidiary’s rating upgrade with A.M. Best Company, Inc. to “A-,” we did not directly write a significant amount of insurance produced by CoverX through our insurance subsidiaries, but instead utilized fronting arrangements under which we contracted with third party insurers, or fronting insurers, to directly write the policies underwritten and produced by CoverX. Under these fronting arrangements, policies produced by CoverX were directly written by third party insurers, which are commonly referred to as fronting insurers. Under these fronting arrangements, we controlled the cession of the insurance from the fronting insurer and either assumed most of the risk under these policies as a reinsurer or arranged for it to be ceded to other reinsurers. We paid the fronting insurers a fee for this arrangement and were required to maintain collateral grant trusts to cover losses and loss adjustment expenses and unearned premiums. We entered into fronting arrangements because our customers require an A.M. Best rating of “A-” or greater and FMIC’s A.M. Best rating was “B+” prior to the $26 million increase in its statutory surplus. By utilizing fronting arrangements, we were able to use the availability, capacity and rating status of the fronting insurers to market insurance. With our insurance subsidiary’s rating upgrade, we were able to eliminate most of our fronting relationships by May 2005 and become the direct writer of substantially all of the policies produced by CoverX. We currently only use fronting arrangements when they serve our business purpose and CoverX has continued to provide broker and general agent services to third party insurers although we do not expect revenues generated from such services to be significant.

As a result of our shift from the fronting model to the direct writing model, fees we paid to fronting insurers and a portion of our administrative expenses related to interacting with fronting insurers were eliminated, which has reduced our expenses. As a result of the decrease in fronting and administrative expenses, the shift to the direct writing model has increased our profitability. We are no longer subject to the underwriting and claims oversight of fronting insurers nor are we required to fund collateral grantor trust accounts. In addition, we are not dependent on the availability, capacity or rating status of fronting insurers.

This change in our business model impacted our operating results in several ways, including the comparability of direct, assumed and ceded written premiums, net written and earned premiums, insurance underwriting commissions, assumed reinsurance commissions expense and ceded reinsurance commissions.

Our discussion and analysis of financial condition and results of operations should be read with an understanding of this change in our business model.

Premiums Produced

We use the operational measure “premiums produced” to identify premiums generated from insurance policies sold through CoverX on insurance policies that it produces and underwrites on behalf of FMIC and under fronting relationships. Premiums produced includes both our direct written premiums and premiums directly written by our fronting insurers, all of which are produced and underwritten by CoverX. Although the premiums billed by CoverX under fronting relationships are directly written by the fronting insurer, we control the ultimate placement of those premiums, by either assuming the premiums by our insurance subsidiaries or arranging for the premiums to be ceded to third party reinsurers. The operational measure “premiums produced” is used by our management, reinsurers, creditors and rating agencies as a meaningful measure of the dollar growth of our underwriting operations because it represents the premiums that we control by directly writing insurance and by our fronting relationships. It is also a key indicator of our insurance underwriting operations’ revenues, and is the basis for broker commission expense calculations in our consolidated income statement. We generate direct and net earned premium income from premiums directly written by our insurance subsidiaries, and generate commission income, profit sharing commission income and assumed written and earned premiums from premiums directly written by third party insurance companies. We believe that premiums produced is an important operational measure of our insurance underwriting operations, and refer to it in the following discussion and analysis of financial condition and results of our operations.

Critical Accounting Policies

The critical accounting policies discussed below are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgments concerning future results and developments in making these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. We evaluate our estimates on a continual basis using information that we believe to be relevant. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are also urged to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 1 to the audited consolidated financial statements contained in our Registration Statement on Form S-1 as amended (Registration No. 333-134573) on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.

Use of Estimates

In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and the recoverability of deferred tax assets.

Loss and Loss Adjustment Expense Reserves

The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as Case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on open reported cases, which are referred to as IBNR reserves. We do not discount the reserves for losses and loss adjustment expenses.

We allocate the applicable portion of our estimated loss and loss adjustment expense reserves to amounts recoverable from reinsurers under ceded reinsurance contracts and report those amounts separately from our loss and loss adjustment expense reserves as an asset on our balance sheet.

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are our estimates based upon various factors, including:

•	actuarial projections of what we, at a given time, expect to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known;
•	estimates of future trends in claims severity and frequency;
•	assessment of asserted theories of liability; and
•	analysis of other factors, such as variables in claims handling procedures, economic factors, and judicial and legislative trends and actions.

Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. In addition, the establishment of loss and loss adjustment expense reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in our historical experience or which cannot yet be quantified. Accordingly, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimated reserves are included in the results of operations in the period in which the estimate is revised.

Our reserves consist entirely of reserves for liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by the Company under reinsurance contracts. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process, requiring the use of informed estimates and judgments. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current operations.

Our reserves for losses and loss adjustment expenses at September 30, 2006 and at December 31, 2005, gross and net of ceded reinsurance were as follows:

Gross and Net of Reinsurance Reserves

($ in thousands)

	September 30, 2006	December 31, 2005
Gross
Case reserves	$45,115	$36,200
IBNR and ULAE reserves	126,954	77,664
Total	$172,069	$113,864

Net of reinsurance
Case reserves	$ 36,927	$32,874
IBNR and ULAE reserves	80,281	59,121
Total	$117,208	$91,995

Revenue Recognition

Premiums. Premiums are recognized as earned using the daily pro rata method over the terms of the policies. When premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies-in-force. As policies expire, we audit those policies comparing the estimated premium rating units that were used to set the initial premium to the actual premiums rating units for the period and adjust the premiums accordingly. Premium adjustments identified as a result of these audits are recognized as earned when identified.

Commissions and Fees. Wholesale agency commissions and fee income from unaffiliated companies are earned at the effective date of the related insurance policies produced or as services are provided under the terms of the administrative and service provider contracts. Related commissions to retail agencies are concurrently expensed at the effective date of the related insurance policies produced. Profit sharing commissions due from certain insurance companies, based on losses and loss adjustment expense experience, are earned when determined and communicated by the applicable insurance company.

Investments

Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments with embedded derivatives, primarily convertible debt securities.

Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Deferred Policy Acquisition Costs

Policy acquisition costs related to direct and assumed premiums consist of commissions, underwriting, policy issuance, and other costs that vary with and are primarily related to the production of new and renewal business, and are deferred, subject to ultimate recoverability, and expensed over the period in which the related premiums are earned. Investment income is included in the calculation of ultimate recoverability.

Intangible Assets

In accordance with SFAS No. 142, intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Results of Operations

On August 17, 2005, we formed a parent holding company First Mercury Holdings, Inc. (“Holdings”) to purchase shares of FMFC common stock from certain FMFC stockholders and to exchange shares and options with the remaining stockholders of FMFC. The purchase of shares was financed by the issuance of $65 million aggregate principal amount of senior notes by Holdings. On October 16, 2006, Holdings was merged into FMFC with FMFC the surviving entity.

As a result of the acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Our three month ended September 30, 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from July 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through September 30, 2005. Our nine months ended September 30, 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from January 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through September 30, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis. However, we believe it is the most meaningful way to discuss our operating results for 2005 when comparing them to our operating results for 2006 because it would not be meaningful to discuss the partial period from July 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to September 30, 2005 (Successor), and from January 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to September 30, 2005 (Successor) when comparing 2006 operating results to 2005 operating results.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table summarizes our results for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Operating revenues
Net earned premiums	$26,947	$25,876	4%
Commissions and fees	3,716	6,477	(43)

Net investment income	2,446	1,769	38
Net realized gains on investments	467	33	1,315
Total operating revenues	33,576	34,155	(2)
Operating expenses
Losses and loss adjustment expenses, net	13,225	13,365	(1)
Amortization of intangible assets	292	292	-
Other operating expenses	6,039	10,063	(40)
Total operating expenses	19,555	23,720	(18)
Operating income	14,021	10,435	34
Interest expense	3,176	1,295	145
Income before income taxes	10,844	9,140	19
Income taxes	3,920	3,172	24
Net income	$6,925	$5,968	16%
Loss ratio	49.1%	51.7%	(2.6 points)
Underwriting expense ratio	16.2%	24.1%	(7.9 points)
Combined ratio	65.3%	75.8%	(10.5 points)

Premiums Produced

Premiums produced, which consists of all of the premiums billed by CoverX, for the three months ended September 30, 2006 were $53.3 million, a $7.8 million or 17% increase over $45.6 million in premiums produced during the three months ended September 30, 2005. This growth was primarily attributable to $6.3 million in net new business, including expansion in the Northeast and in the legal professional liability program and continued growth in existing markets, as well as to $1.5 million in increased premiums on the audit of expiring policies.

Operating Revenue

Net Earned Premiums

	Three Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Written premiums
Direct	$49,472	$40,082	23%
Assumed	1,033	2,113	(51)
Ceded	(26,518)	(20,774)	28
Net written premiums	$23,987	$21,422	12%

Earned premiums
Direct	$52,627	$36,780	43%
Assumed	1,036	2,842	(64)
Ceded	(26,951)	(14,381)	87
Earned but unbilled premiums	235	635	(63)
Net earned premiums	$26,947	$25,876	4%

Direct written premiums increased $9.4 million or 23%. Direct earned premiums increased $15.8 million in the three months ended September 30, 2006, or 43%, compared to the three months ended September 30, 2005. Approximately $4.1 million of the increase in direct written premiums was attributable to net new business, including expansion in the Northeast and in the legal professional liability program, and the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to write substantially all of the new and renewal policies produced by CoverX. In addition, $5.3 million of the increase in direct written premiums was due to the increased premiums on the audit of expiring policies. Direct earned premiums increased at a higher rate than direct written premiums because as of September 30, 2006, we had the benefit of a full year of direct written premiums with minimal fronting. As of September 30, 2005, while the change in business model had been in effect for a full year, the first nine months after the change was more of a gradual shift away from fronting towards directly writing policies and as such, there were lower volumes of policies to be earned as of September 30, 2005.

Assumed written premiums decreased $1.1 million, or 51%, and assumed earned premiums decreased $1.8 million or 64%. These decreases were consistent with the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to directly write substantially all of our premiums produced.

Ceded written premiums increased $5.7 million, or 28%, and ceded earned premiums increased $12.6 million, or 87%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This was due to the increase in premiums produced as well as elections to increase premiums ceded under our current quota share arrangement by 10% (to 40%) in July 2005 and by 10% (to 50%) in January 2006. The time lag between ceded premium being written and ceded premium being earned resulted in a more substantial increase in the ceded earned premium.

Commissions and Fees

	Three Months Ended September 30,
($ in thousands)			Percentage
	2006	2005	Change
Insurance underwriting commissions and fees	$320	$2,675	(88%)
Insurance services commissions and fees	3,396	3,802	(11)
Total commissions and fees	$3,716	$6,477	(43%)

Insurance underwriting commissions and fees decreased $2.4 million or 88% from the three months ended September 30, 2005 to the three months ended September 30, 2006. This was primarily the result of the change in our business model, which resulted in an increase in direct written premiums as a percentage of premiums produced, and thus, a decrease in insurance underwriting commissions and fees with a corresponding increase in reinsurance ceding commissions, which is a component of Other Operating Expenses. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, decreased $0.4 million, or 11%, principally as the result of decreased brokerage fees income offset by increased management fees and claims handling and service fees.

Net Investment Income and Realized Gains on Investments. During the three months ended September 30, 2006, net investment income earned was $2.4 million; a $0.7 million, or 38%, increase from $1.7 million reported in the three months ended September 30, 2005. The increase is primarily due to the increase in invested assets over the period at a higher investment rate. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized tax equivalent investment yield (net of investment expenses) was 4.5% and 4.0% at September 30, 2006 and September 30, 2005, respectively.

During the three months ended September 30, 2006 realized capital gains were $0.5 million, a $0.4 million increase over the three months ended September 30, 2005.

Operating Expenses

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the three months ended September 30, 2006 were approximately the same as for the three months ended September 30, 2005, declining by $0.1 million or 1%. Growth from the increase in net earned exposure growth reflected in the 4% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by the impact of stable prior years’ loss and loss adjustment expense reserves in the three months ended September 30, 2006.

Other Operating Expenses

Three Months Ended September 30,
Percentage

($ in thousands)	2006	2005	Change
Amortization of deferred acquisition expenses	$3,546	$5,486	(35%)
Ceded reinsurance commissions	(9,504)	(5,539)	72
Other underwriting and operating expenses	11,997	10,116	19

Other operating expenses	$6,039	$10,063	(40%)

During the three months ended September 30, 2006, other operating expenses decreased $4.0 million or 40% from the three months ended September 30, 2005. Amortization of deferred acquisition expenses decreased by $1.9 million or 35% as a result of the decline in the rate of acquisition expenses on premiums which was slightly offset by an increase in net earned premiums. Ceded reinsurance commissions increased $4.0 million or 72%. This was due to the increase in direct written premiums and ceded premiums, as well as our election to increase premiums ceded under our quota share arrangement by 10% (to 40%) in July 2005 and by 10% (to 50%) in January 2006. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $1.9 million. Insurance underwriting commissions increased by $0.4 million, and other acquisition costs and general and underwriting expenses increased by $0.1 million. In addition, the aforementioned increase in ceding commissions caused deferrals of acquisition costs to decline by $1.4 million.

Interest Expense

	Three Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Senior notes	$2,208	$958	130%
Junior subordinated debentures	484	391	24
Other	484	(54)	996
Total interest expense	$3,176	$1,295	145%

Interest expense increased $1.9 million, or 145%, from the three months ended September 30, 2005 to the three months ended September 30, 2006. This was principally the result of the issuance of $65 million in senior notes in August 2005. This increase was offset in part by our redemptions of a $5.0 million promissory note and $1.9 million of subordinated notes. Interest expense on our $20.6 million cumulative principal amount of floating rate junior subordinated debentures, which carry interest rates of the three month LIBOR plus 3.75% and plus 4.00%, respectively, included the change in fair value of the interest rate swap on the junior subordinated debentures as discussed in “— Liquidity and Capital Resources.”

Income taxes. Our effective tax rates were approximately 36.1% for the three months ended September 30, 2006 and 34.7% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes our results for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Operating revenues
Net earned premiums	$83,804	$70,233	19%
Commissions and fees	12,478	16,817	(26)
Net investment income	6,717	4,990	35
Net realized losses on investments	(14)	(42)	(67)
Total operating revenues	102,985	91,998	12
Operating expenses

Losses and loss adjustment expenses, net	43,186	34,609	25
Amortization of intangible assets	875	875	-
Other operating expenses	22,510	26,523	(15)
Total operating expenses	66,571	62,007	7
Operating income	36,414	29,991	21
Interest expense	8,185	2,469	232
Income before income taxes	28,229	27,522	3
Income taxes	9,959	9,637	3
Net income	$18,271	$17,884	2%
Loss ratio	51.5%	49.3%	2.2 points
Underwriting expense ratio	18.2%	21.5%	(3.3 points)
Combined ratio	69.7%	70.8%	(1.1 points)

Premiums Produced

Premiums produced, which consists of all of the premiums billed by CoverX, for the nine months ended September 30, 2006 were $172.4 million, a $36.7 million or 27% increase over $135.7 million in premiums produced during the nine months ended September 30, 2005. This growth was primarily attributable to $30.1 million in net new business, including expansion in the Northeast and in the legal professional liability program and continued growth in existing markets, as well as to $6.6 million in increased premiums on the audit of expiring policies.

Operating Revenue

Net Earned Premiums

	Nine Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Written premiums
Direct	$160,452	$119,390	34%
Assumed	3,295	6,421	(49)
Ceded	(85,823)	(48,032)	79
Net written premiums	$77,924	$77,779	0%

Earned premiums
Direct	$152,999	$82,567	85%
Assumed	2,651	16,851	(84)
Ceded	(72,828)	(30,667)	137
Earned but unbilled premiums	982	1,482	(34)
Net earned premiums	$83,804	$70,233	19%

Direct written premiums increased $41.1 million or 34%. Direct earned premiums increased $70.4 million in the nine months ended September 30, 2006, or 85%, compared to the nine months ended September 30, 2005. Approximately $22.4 million of the increase in direct written premiums was due primarily to net new business, including expansion in the Northeast and in the legal professional liability program and continued growth in existing markets, and the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to write substantially all of the new and renewal policies produced by CoverX. In addition approximately $18.7 million in increased direct written premiums was due to the audit of expiring policies. Direct earned premiums increased at a higher rate than direct written premiums because as of September 30, 2006, we had the benefit of a full year of direct written premiums with minimal fronting. As of September 30, 2005, while the change in business model had been in effect for a full year, the first nine months after the change was more of a gradual shift away from fronting towards directly writing policies and as such, there were lower volumes of policies to be earned as of September 30, 2005.

Assumed written premiums decreased $3.1 million, or 49%, and assumed earned premiums decreased $14.2 million or 84%. These decreases were consistent with the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to directly write substantially all of our premiums produced.

Ceded written premiums increased $37.8 million, or 79%, and ceded earned premiums increased $42.2 million, or 137%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This was due to the increase in premiums produced as well as elections to increase premiums ceded under our current quota share arrangement by 10% (to 40%) in July 2005 and by 10% (to 50%) in January 2006. The time lag between ceded premium being written and ceded premium being earned resulted in a more substantial increase in the ceded earned premium.

Commissions and Fees

	Nine Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Insurance underwriting commissions and fees	$3,363	$7,980	(58%)
Insurance services commissions and fees	9,115	8,837	3
Total commissions and fees	$12,478	$16,817	(26%)

Insurance underwriting commissions and fees decreased $4.6 million or 58%. This was primarily the result of the change in our business model, which resulted in an increase in direct written premiums as a percentage of premiums produced, and thus, a shift from insurance underwriting commissions and fees to reinsurance ceding commissions, which is a component of Other Operating Expenses. This decline was offset somewhat by the impact of the increase in premiums produced. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.3 million, or 3% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The change was comprised of increased management fees, and claims handling and service fees offset somewhat by decreased brokerage fee income.

Net Investment Income and Realized Losses on Investments. During the nine months ended September 30, 2006, net investment income earned was $6.7 million, a $1.7 million, or 35% increase from $5.0 million reported in the nine months ended September 30, 2005. The increase is primarily due to the increase in invested assets over the period at higher investment rates. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized tax equivalent investment yield (net of investment expenses) was 4.5% and 4.0% at September 30, 2006 and September 30, 2005, respectively. This increase was the result of the general increase in interest rates coupled with older bonds maturing at lower book yields.

During the nine months ended September 30, 2006 realized capital losses were minimal and relatively consistent with the nine months ended September 30, 2005.

Operating Expenses

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the nine months ended September 30, 2006 increased by approximately $8.6 million, or 25%, over the nine months ended September 30, 2005. This increase was primarily due to the growth in net earned exposures, which was reflected in the approximately 19% increase in net earned premiums and an increase in the accident year loss and loss adjustment expense ratio. In addition, loss and allocated loss adjustment expense reserve development which occurred during the nine months ended September 30, 2006 in the 2000 and 2002 accident years, offset somewhat by favorable development on unallocated loss adjustment expense reserves during the same period, was approximately $1.0 million. The development on accident year 2000 and 2002 reserves was concentrated primarily in the safety equipment class and in the run-off public officials class, a very small class of policies that was discontinued in 2003, as a result of obtaining new information on several high severity cases.

The increase in the accident year loss and loss adjustment expense ratio was primarily related to the adoption of updated industry loss development pattern assumptions in our reserve estimates for other specialty classes during the fourth quarter of 2005, changes in the mix of classes of earned exposures, increased loss and loss adjustment expense cost trends, and increased premium rate competition.

Other Operating Expenses

	Nine Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Amortization of deferred acquisition expenses	$12,638	$15,359	(18%)
Ceded reinsurance commissions	(27,466)	(12,463)	120
Other underwriting and operating expenses	37,338	23,627	58
Other operating expenses	$22,510	$26,523	(15%)

During the nine months ended September 30, 2006, other operating expenses decreased $4.0 million or 15% from the nine months ended September 30, 2005. Amortization of deferred acquisition expenses decreased by $2.7 million or 18% as a result of the growth in net earned premiums, more than offset by a decline in the rate of acquisition expenses on premiums. Ceded reinsurance commissions increased $15.0 million or 120%. This was due to the increase in direct written premiums and ceded premiums, as well as our election to increase premiums ceded under our quota share arrangement by 10% (to 40%) in July 2005 and by 10% (to 50%) in January 2006. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $13.7 million. Insurance underwriting commissions increased by $4.0 million, and other acquisition costs and general and underwriting expenses increased by $2.6 million. In addition, the aforementioned increase in ceding commissions caused deferrals of acquisition costs to decline by $7.1 million.

Interest Expense

	Nine Months Ended September 30,
			Percentage
($ in thousands)	2006	2005	Change
Senior notes	$6,377	$958	566%
Junior subordinated debentures	1,381	1,086	27
Other	427	425	0
Total interest expense	$8,185	$2,469	232%

Interest expense increased $5.7 million, or 232%, from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This was principally the result of the issuance of $65 million in senior notes in August 2005. Interest expense on our $20.6 million cumulative principal amount of floating rate junior subordinated debentures, which carry interest rates of the three month LIBOR plus 3.75% and plus 4.0%, respectively, included the change in fair value of the interest rate swap on the junior subordinated debentures as discussed in “— Liquidity and Capital Resources.”

Income taxes. Our effective tax rates were approximately 35.3% for the nine months ended September 30, 2006 and 35% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Sources and Uses of Funds

FMFC. FMFC is a holding company with all of its operations being conducted by its subsidiaries. Accordingly, FMFC has continuing cash needs for administrative expenses, the payment of principal and interest on debt, and taxes. Funds to meet these obligations come primarily from management and administrative fees from all of our subsidiaries, and dividends from our non-insurance subsidiaries.

Insurance Subsidiaries. The primary sources of our insurance subsidiaries’ cash are net written premiums, claims handling fees, amounts earned from investments and the sale or maturity of invested assets. Additionally, FMFC has in the past and may in the future contribute capital to its insurance subsidiaries.

The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions and taxes and making investments. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC and ANIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.

Non-insurance Subsidiaries. The primary sources of our non-insurance subsidiaries’ cash are commissions and fees, policy fees, administrative fees and claims handling and loss control fees. The primary uses of our non-insurance subsidiaries’ cash are commissions paid to brokers, operating expenses, taxes and dividends paid to FMFC. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries.

Cash Flows

Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of preferred stock and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
($ in thousands)	2006	2005
Cash and cash equivalents provided by (used in):
Operating activities	$42,828	$42,748
Investing activities	(43,640)	(87,189)
Financing activities	106	51,292
Change in cash and cash equivalents	($706)	$6,851

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was primarily from cash received on net written premiums, less cash disbursed for operating expenses and losses and loss adjustment expenses.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 primarily resulted from our net investment in short-term, debt and equity securities. The $43.5 million decrease in net cash used in investing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was principally a result of the Holdings Transaction described previously.

The $51.2 million decrease in net cash provided by financing activities for the nine months ended September 30, 2006 versus September 30, 2005 is principally the result of $65 million in senior notes issued in August 2005, offset by our redemption of a $5.0 million promissory note, $1.9 million of subordinated notes and the cancellation of our bank credit facility.

Based on historical trends, market conditions, and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our liquidity needs in the foreseeable future. Because economic, market and regulatory conditions may change, however, there can be no assurances that our funds will be sufficient to meet our liquidity needs. In addition, competition, pricing, the frequency and severity of losses, and interest rates could significantly affect our short-term and long-term liquidity needs.

Initial public offering

We completed our initial public offering of common stock on October 23, 2006 in which we sold 11,161,764 shares of common stock for $189.7 million. This amount included 1,455,882 shares of common stock sold to the underwriters of the offering pursuant to the underwriters’ exercise of their over-allotment option. In connection with the offering, on October 23, 2006, we repurchased all of our outstanding senior notes for $69.9 million (including accrued interest of $1.6 million), paid Glencoe Capital LLC $58.0 million pursuant to the terms of our convertible preferred stock, which was also converted into common stock in connection with the initial public offering, and repurchased 1,779,336 shares of common stock held by Glencoe Capital LLC. We used the remaining $15.9 million of the net proceeds from the initial public offering, along with available cash of $4.1 million, to make a $20 million contribution to the capital of FMIC in October 2006.

Long-term debt

Senior Notes. As of September 30, 2006, we had $65 million aggregate principal amount of senior notes outstanding, which were issued in August 2005. The senior notes bore interest at an annual rate 13.17% for the three month period that includes September 30, 2006 and $6.3 million of interest was paid during the nine months ended September 30, 2006 (with $1.1 million of interest being accrued as of September 30, 2006). On October 23, 2006, we repurchased all of the outstanding senior notes for $69.9 million.

Junior Subordinated Debentures. We have $20.6 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% and the three month LIBOR plus 4.00% with respect to $8.2 million and $12.4 million principal amount of the debentures, respectively. For the three month period that includes September 30, 2006, the three month LIBOR rate was 5.41%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.

Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. There are currently no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.

Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. The fair value of these financial derivatives (interest rate swaps) was $0.5 million at September 30, 2006. At September 30, 2006, we had minimal exposure to credit loss on the interest rate swaps.

Cash and Invested Assets

Our cash and invested assets consist of fixed maturity securities, convertible securities, and cash and cash equivalents. At September 30, 2006, our investments had a market value of $248.8 million and consisted of the following investments:

	September 30, 2006
($ in thousands)	Market Value	% of Portfolio
Money Market Funds	$ 26,129	10.5%
Treasury Securities	17,058	6.9%
Agency Securities	2,431	1.0%
Corp / Preferred	24,252	9.7%
Municipal Bonds	113,153	45.5%
Asset backed Securities	34,643	13.9%
Mortgages	12,310	4.9%
Convertible Securities	18,763	7.6%
Other	80	0.0%
Total	$ 248,819	100.0%

The following table shows the composition of the investment portfolio by remaining time to maturity at September 30, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life
Less than one year	21.2%
One to two years	11.6%
Two to three years	14.0%
Three to four years	21.3%
Four to five years	15.2%
Five to seven years	11.2%
More than seven years	5.5%

The effective duration of the portfolio as of September 30, 2006 is approximately 2.8 years and the tax-effected duration was 2.4 years. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. Our weighted average duration of our loss and loss adjustment expense reserves was approximately 2.2 years at December 31, 2005.

The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at September 30, 2006. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of September 30, 2006 as a percentage of total market value.

S&P Rating	% of Total Investments
AAA	75.0%
AA	9.5%
A	7.4%
BBB	6.2%
BB	1.2%
B	0.3%
CCC	0.2%
C	0.1%
NR	0.1%
100.0%

At September 30, 2006, the unrealized loss positions of our portfolio totaled $2.6 million or approximately 1.0% of September 30, 2006 invested assets of $248.8 million.

For the first nine months of 2006, we sold approximately $35.1 million of market value of securities, which were trading below amortized cost while recording a realized loss of $0.7 million. This loss represented 2.0% of the amortized cost of the positions. We sold Treasury issues to purchase other securities. We also sold some isolated positions of corporate, convertible and municipal bonds. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the period.

Deferred Policy Acquisition Costs

We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the nine months ended September 30, 2006, $8.4 million of the costs were deferred. Deferred policy acquisition costs totaled $5.4 million, or 12.7% of unearned premiums (net of reinsurance), at September 30, 2006.

Reinsurance

The following table illustrates our direct written premiums and ceded for the nine months ended September 30, 2006 and 2005:

	Direct Written Premiums
	and Premiums Ceded
	Nine Months
	Ended September 30,
($ in thousands)	2006	2005
Direct written premiums	$160,452	$119,390
Ceded written premiums	85,823	48,032
Net direct written premiums	74,629	71,358
Ceded written premiums as a percentage of direct written premiums	53.5%	40.2%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Nine Months
	Ended September 30,
($ in thousands)	2006	2005
Ceded written premiums	$85,823	$48,032
Ceded premiums earned	72,828	30,667
Losses and loss adjustment expenses ceded	38,103	17,267
Ceding commissions	23,464	9,434

Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $57.3 million net cash paid for the nine months ended September 30, 2006 compared to net cash paid of $30.4 million for the nine months ended September 30, 2005.

The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On September 30, 2006, all reinsurance contracts to which we were a party, except one, were with companies with A.M. Best ratings of “A-” or better. We have not recorded a reserve against the reinsurance balance recoverable from Alea North America Insurance Company, rated NR-4 (company request) by A.M. Best, because it is not currently payable. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On September 30, 2006, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

On September 30, 2006 and December 31, 2005, FMFC had a net amount of recoverables from reinsurers of $106.9 million and $49.2 million, respectively, on a consolidated basis.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005; however, the disclosure requirements are already in effect. The adoption of this FSP is not expected to have a material effect on our results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current GAAP, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 155 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective for fiscal periods beginning after September 15, 2006. We do not expect that SFAS No. 156 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing any potential impact of applying this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB-” or higher by Standard & Poor’s. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a variety of tools and analysis as part of this process. If a security is rated “BBB-” or higher by Standard & Poor’s at the time that we purchase it and is then downgraded below “BBB-” while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A-” or better. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. In addition, we continually monitor rating downgrades involving any of our reinsurers. [At September 30, 2006, all but one insignificant reinsurance contract was with companies with A.M. Best ratings of “A-” or better.]

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We manage our exposure to interest rate risk through an asset and liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process. We have $20.6 million cumulative principal amount of floating rate junior subordinated debentures outstanding. We have entered into interest rate swap agreements through 2009 with a combined notional amount of $20 million in order to fix the interest rate on this debt, thereby reducing our exposure to interest rate fluctuations with respect to our debentures.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 3 and 5 are not applicable and have been omitted from this report.

Item 1. Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation involving claims with respect to policies that the Company writes. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in “Risk Factors” of our Registration Statement on Form S-1, as amended (Registration No. 333-134573), which was declared effective by the SEC on October 17, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Common Stock

In October 2006, we awarded 48,100 shares of restricted stock to John Marazza, our Chief Financial Officer. Half of the restricted stock automatically vested upon the date of grant and the remainder will vest six months after October 23, 2006, subject to further acceleration if Mr. Marazza’s employment is terminated by us.

Use of Proceeds from Sale of Registered Securities

On October 23, 2006, the Company received approximately $189.7 million (or $174.0 million after deducting the underwriting discounts of $13.3 million and estimated offering expenses of $2.5 million) from the sale of 11,161,764 shares of common stock for $17.00 per share. The Registration Statement on Form S-1 relating to the initial public offering (SEC Reg. No. 333-134573) was declared effective by the Securities and Exchange Commission on October 17, 2006 and the offering commenced shortly thereafter. The underwriters for this offering were J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., William Blair & Company, L.L.C., Cochran Caronia Waller Securities LLC, Dowling & Partners Securities, LLC, A.G. Edwards & Sons, Inc. and Ferris, Baker Watts, Incorporated.

Of the net proceeds received, the Company used (i) approximately $69.9 million (including $1.6 million of accrued interest) to repurchase all of its outstanding senior notes, (ii) approximately $58.0 million to pay Glencoe Capital LLC, a private equity fund that was the largest beneficial owner of the Company’s equity securities prior to the Company’s initial public offering, pursuant to the terms of the series A convertible preferred stock held by Glencoe composed of (A) $8.3 million of accrued dividends and (B) $49.7 million in cash in lieu of 2,926,544 shares of common stock (iii) approximately $30.3 million to repurchase 1,779,336 shares of common stock held by Glencoe. Glencoe continued to own 1,729,260 shares of the Company’s common stock after the conversion of its preferred stock and the Company’s repurchases, and (iii) approximately $15.9 million capital contribution to its insurance subsidiaries. None of the underwriting discounts and commissions or offering expenses were incurred or paid to the Company’s directors or officers or their associates or to persons owning 10 percent or more of common stock or to any of the Company’s affiliates, except that the Company paid Glencoe a $300,000 fee in connection with the termination of a management services agreement between Glencoe and the Company in connection with the completion of the initial public offering.

Repurchase of Common stock

On September 30, 2006, the Company purchased 92,500 shares of its common stock from William Weaver, the former Chief Financial Officer of the Company, for an aggregate purchase price of $597,500.

Item 4. Submission of Matters to a Vote of Security Holders.

Prior to the completion of Company’s initial public offering, the stockholders of First Mercury Holdings, Inc. (“Holdings”), the former parent corporation of the Company which was merged with and into the Company on October 16, 2006 , acted by written consent, dated as of October 4, 2006, to approve the merger of Holdings with and into the Company.

Prior to the completion of Company’s initial public offering, Holdings, as the sole stockholder of the Company, acted by written consent, dated as of October 4, 2006, to approve the following:

•

the merger of Holdings with and into the Company and, in connection therewith, a 925 for one stock split of each outstanding share of common stock (with fractional shares being rounded down to the nearest whole number) of the Company;

•	the Amended and Restated Certificate of Incorporation of the Company;
•	the Omnibus Incentive Plan and the reservation of 1,500,000 shares for issuance thereunder; and
•	the Annual Incentive Plan and the Deferred Compensation Plan.

The stockholders of the Company approved by written consent dated as of October 17, 2006 the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company which are currently in effect.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation.
10.1	Credit Agreement dated October 23, 2006 between First Mercury Financial Corporation, the guarantors that are signatories thereto and JPMorgan Chase Bank, N.A.
31.1	President and Chief Executive Officer Section 302 Certification.
31.2	Chief Financial Officer Section 302 Certification.
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

Dated: November 13, 2006	/s/ Richard H. Smith
Richard H. Smith
President and Chief Executive Officer

/s/ John A. Marazza
John A. Marazza
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary