Form 10-K
period 2006-12-31
FIRST MERCURY FINANCIAL CORP
filed 2007-03-15
CIK 929186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

Commission File Number 001-33077

FIRST MERCURY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29621 Northwestern Hwy	48034
PO Box 5096	(Zip Code)
Southfield, Michigan
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(800) 762-6837

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange

Common stock, $0.01 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The initial public offering of the registrant’s common stock was effective on October 17, 2006, and the common stock began trading on the New York Stock Exchange on October 18, 2006, prior to which date there was no public market for the registrant’s common stock.

The number of shares of the registrant’s common stock outstanding on March 9, 2007 was 17,330,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference into Part III.

FIRST MERCURY FINANCIAL CORPORATION
YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others the risk factors set forth in Item 1A of this Form 10-K. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of the filing of this Form 10-K. Except as required by law, we assume no obligation to update or revise them or provide reasons why actual results may differ.

PART I

ITEM 1.	BUSINESS

First Mercury Financial Corporation, which we refer to as the “Company” or “FMFC”, is a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 33 years of underwriting security risks, we have established CoverX® as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last six years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors. As part of this extension of our business, we have increased our underwriting staff and opened offices in Chicago, IL, Dallas, TX, Naples, FL, Boston, MA, and Irvine, CA.

As primarily an excess and surplus, or E&S, lines underwriter, our business philosophy is to generate an underwriting profit by identifying, evaluating and appropriately pricing and accepting risk using customized forms tailored for each risk. As an E&S lines underwriter, we have more flexibility than standard property and casualty insurance companies to set and adjust premium rates and customize policy forms to reflect the risks being insured.

Our CoverX subsidiary is a licensed wholesale insurance broker that produces and underwrites all of the insurance policies for which we retain risk and receive premiums. As a wholesale insurance broker, CoverX markets our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX also provides underwriting services with respect to the insurance policies it markets in that it reviews the applications submitted for insurance coverage, decides whether to accept all or part of the coverage requested and determines applicable premiums. We participate in the risk on insurance policies sold through CoverX, which we refer to as policies produced by CoverX, generally by directly writing the policies through our insurance subsidiaries and then retaining all or a portion of the risk. The portion of the risk that we decide not to retain is ceded to, or assumed by, reinsurers in exchange for paying the reinsurers a proportionate amount of the premium received by us for issuing the policy. This cession is commonly referred to as reinsurance. Based on market conditions, we can retain a higher or lower amount of premiums produced by CoverX.

Prior to June 2004, when our insurance subsidiary’s rating was upgraded by A.M. Best Company, Inc. to “A−,” we did not directly write a significant amount of insurance policies produced by CoverX, which we refer to throughout this Form 10-K as “premiums produced”, but instead utilized fronting arrangements under which we contracted with third party insurers, or fronting insurers, to directly write the policies produced by CoverX. Under these fronting arrangements, we then controlled the cession of the insurance from the fronting insurer and either assumed most of the risk under these policies as a reinsurer or arranged for it to be ceded directly to other reinsurers. In connection with our insurance subsidiary’s rating upgrade, we were able to eliminate most of our fronting relationships by May 2005 and become the direct writer of substantially all of the policies produced by CoverX.

We also provide underwriting, claims and other insurance services to third parties through our insurance services business, which generated $10.9 million in fee income in 2006. Most of this revenue is generated by American Risk Pooling Consultants, Inc. and its subsidiaries, which we refer to as ARPCO, through which we provide third party administration services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services.

History

CoverX was founded in 1973 as an underwriter and broker of specialty commercial insurance business, including a specific concentration on the security market, and has continuously operated in this capacity since that time. The premiums underwritten by CoverX were originally placed with various third party insurance carriers. In 1985, recognizing a developing hard market in the P&C insurance industry, in which premium rates were increasing and underwriting capacity was decreasing, our founding shareholder led a group of investors in the formation of First Mercury Syndicate, Inc., or FMS, as a syndicate on the Illinois Insurance Exchange, which we refer to as the Exchange. Through FMS, we had access to broad state E&S lines authorizations and were able to retain the majority of the underwriting risk on the business produced by CoverX.

In 1986, in an additional reaction to the hard market, our founding shareholder formed a separately owned business providing underwriting, claims, reinsurance placement and other third party administration services to public entity risk pools through ARPCO.

In 1996, seeking other risk bearing alternatives to the Exchange, First Mercury Insurance Company (“FMIC”) was formed and FMS subsequently withdrew from the Exchange and merged into FMIC in June 1996. Due to the fact that FMIC did not have broad E&S lines authorizations and initially received an A.M. Best rating of “B++,” we began to underwrite the business through the use of fronting carriers, which provided access to broad E&S lines authorizations and an A.M. Best rating of “A−” or above in exchange for a fee. FMIC retained the majority of the underwriting risk by serving as the primary reinsurer for the business produced by CoverX and written through the fronting carriers.

Anticipating another hardening P&C insurance market, in 2000 we began offering general liability insurance for other specialty classes besides security classes, which involved opening regional underwriting offices and hiring experienced underwriters. Each of these underwriters had in excess of 20 years of insurance industry experience and contacts that allowed them to quickly write a significant amount of profitable premium. As this premium for other specialty classes and our premium for security classes began to grow at a pace that exceeded our growth in capital, we began purchasing quota share reinsurance from third party reinsurers that assumed premium directly from our fronting carriers. Quota share reinsurance was also provided by our affiliate, All Nation Insurance Company (“ANIC”), which had overlapping controlling shareholders with FMFC. ANIC had no operations of its own and, in December 2003, became a direct subsidiary of FMFC.

We continued to rely primarily on third party fronting arrangements with respect to business we underwrote through 2004. Under these fronting arrangements, policies produced by us were directly written by third party insurers, and a portion of the risk under these policies was assumed by us or other reinsurers for a portion of the related premium under the policy. The fronting insurer received from us or other reinsurers fees for providing fronting services and ceding commissions related to the premiums assumed by us and other reinsurers. In June 2004, Glencoe Capital, LLC (“Glencoe”) invested $40.0 million in us with its purchase of $40.0 million of our convertible preferred stock. A portion of the proceeds from this investment were contributed to the statutory surplus of FMIC which led to an upgrade of FMIC’s A.M. Best rating to “A−” and also enabled FMIC to more easily expand its state E&S lines authorizations. This upgrade allowed us to directly write the business produced by CoverX and allowed us to reduce our reliance on fronting arrangements. Following a transition period, our existing fronting arrangements and related assumed reinsurance contracts were terminated effective May 1, 2005, and we currently only utilize fronting arrangements when they serve our business goals. As a result of these changes in our consolidated business model, our results of operations commencing in July 2004 and thereafter, while based principally upon the same premiums produced, will differ from earlier periods in the areas of earned premium, commissions, assumed and ceded reinsurance, loss, loss adjustment and underwriting expenses, and net income. Additionally, in connection with the Glencoe investment, a portion of the proceeds were also used to acquire ARPCO in June

2004 from an affiliate, which provides us with a consistent source of fee income that is not dependent on our underwriting results.

STRATEGY

Our current strategy is comprised of the following elements:

•	Profitably Underwrite. We will continue to focus on generating an underwriting profit in each of our classes, regardless of market conditions. Our ability to achieve similar underwriting results in the future depends on numerous factors discussed in the “Risk Factors” section and elsewhere in this Form 10-K, many of which are outside of our control.

•	Opportunistically Grow. We plan to opportunistically grow our business in markets where we can use our expertise to generate consistent profits. Our growth strategy includes the following:

•	Selectively Retain More of the Premiums Generated from Insurance Policies Produced by CoverX. In 2006, our insurance subsidiaries retained 62.1% of the premiums generated from insurance policies produced by CoverX either by directly writing these premiums or by assuming these premiums under our fronting arrangements. The remaining portion, or 37.9%, of these premiums were ceded to reinsurers through quota share and excess of loss reinsurance or retained by the issuing fronting carriers. We intend to continue to selectively retain more of these premiums and to use quota share and other reinsurance arrangements.

•	Selectively Expand Geographically and into Complementary Classes of General Liability Insurance. We strategically provide general liability insurance to certain targeted niche market segments where we believe our experience and infrastructure give us a competitive advantage. We believe there are numerous opportunities to expand our existing general liability product offerings both geographically and into complementary classes of specialty insurance. We intend to identify additional classes of risks that are related to our existing insurance products where we can leverage our experience and data to profitably expand.

•	Enter into Additional Niche Markets and Other Specialty Commercial Lines of Business. We plan to leverage our brand recognition, extensive distribution network, and underwriting expertise to enter into new E&S lines or admitted markets in which we believe we can capitalize on our underwriting and claims platform. We intend to expand into these markets and other lines organically, as well as by making acquisitions and hiring teams of experienced underwriters.

•	Actively Pursue Opportunities for Fee Income Growth. To the extent we have more market opportunities than we choose to underwrite on our own balance sheet, we plan to pursue and leverage these opportunities to generate fee income by providing our distribution, underwriting and claims services to third party carriers or insureds.

•	Continue to Focus on Opportunistic Business Model. We intend to selectively increase or decrease the underwriting exposure we retain based upon the pricing environment and how the exposure fits with our underwriting and capital management criteria. The efficient deployment of our capital, in part, requires that we appropriately anticipate the amount of premiums that we will write and retain. Changes in the amount of premiums that we write or retain may cause our financial results to be less comparable from period to period.

•	Efficiently Deploy Capital. To the extent the pursuit of the growth opportunities listed above require capital that is in excess of our internally generated capital, we may raise additional capital in the form of debt or equity in order to pursue these opportunities. We have no current specific plans to raise additional capital and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. Maintaining at least an “A−” rating from A.M. Best is critical to us, and will be a principal consideration in our decisions regarding capital as well as our underwriting, reinsurance and investment practices.

INDUSTRY BACKGROUND

The majority of the insurance companies in the U.S. are known as standard, or admitted, carriers. Admitted insurance carriers are often required to be licensed in each state in which they write business and to file policy forms and fixed rate plans with these states’ insurance regulatory bodies. Businesses with unique risks often cannot find coverage underwritten by admitted insurance companies because admitted insurance companies do not have the policy form or rate flexibility to properly underwrite such risks. While some businesses choose to self-insure when they cannot find acceptable insurance coverage in the standard insurance market, many look for coverage in the E&S lines market. E&S lines insurance companies need state insurance department authorization to write insurance in most of the states in which they do business, but they do not typically have to file policy forms or fixed rate plans. The E&S lines insurance market fills the insurance needs of businesses with unique risk characteristics because E&S lines insurance carriers have the policy form and rate flexibility to underwrite these risks individually.

Competition in the E&S lines market tends to focus less on price and more on availability and quality of service. The E&S lines market is significantly affected by the conditions of the insurance market in general. During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the E&S lines market. When soft market conditions are prevalent, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as E&S lines.

UNDERWRITING OPERATIONS

Security Classes

We underwrite and provide several classes of general liability insurance for the security industry, including security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2006, $71.9 million of our premiums produced were within security classes of specialty insurance, which represented 31.2% of our total premiums produced for that year.

For security classes, we focus on underwriting for small (premiums less than $10,000) and mid-sized (premiums from $10,000 to $50,000) accounts. Approximately 57.9% of our premiums produced in 2006 for security classes consisted of premium sizes of $50,000 or below. In 2006, our average premium size for security classes was $8,300. Pursuing these smaller accounts helps us avoid competition from larger competitors. As of December 31, 2006, we had approximately 8,600 policies in force for security classes. The majority of these policies have policy limits of $1.0 million per occurrence. Although, we have reinsurance arrangements in place that would allow us to selectively underwrite policies with limits of up to $6.0 million per occurrence, because of our current risk tolerance, less than 5% of the policies we write for security classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of our premiums produced for security classes by each state in 2006.

	December 31, 2006
	Amount	% of Total
	(Dollars in thousands)

California	$21,875	30.4%
Texas	10,422	14.5%
New York	6,742	9.4%
Florida	4,497	6.3%
Arizona	2,454	3.4%
All other states	25,892	36.0%

Total	$71,882	100.0%

Security guards and detectives.  Approximately 38.5% of our premiums produced for security classes in 2006 consisted of coverages for security guards and detectives. Coverages are available for security guards, patrol agency personnel, armored car units, private investigators and detectives.

Alarm installation and service businesses.  Approximately 28.7% of our premiums produced for security classes in 2006 were composed of coverages for security alarm manufacturers and technicians. Coverages are available for sales, service and installation of residential and commercial alarm systems as well as alarm monitoring.

Safety equipment installation and service businesses.  Approximately 32.8% of our premiums produced for security classes in 2006 were composed of coverages for fire suppression companies. Coverages are available for sales, service and installation of fire extinguishers and sprinkler and chemical systems, both on residential and commercial systems.

Other Specialty Classes

We have underwritten various other specialty classes of insurance at different points throughout our history. We have leveraged our core strengths used to build our business for security classes, which include our nationally recognized CoverX brand, our broad wholesale broker distribution through CoverX, and our underwriting and claims expertise to expand our business into other specialty classes. For example, we have leveraged our experience in insuring the security risks of the contractors that install safety and fire suppression equipment, which often involves significant plumbing work and exposure, into the underwriting of other classes of risks for plumbing contractors. We provide general liability insurance for other specialty classes consisting primarily of contractor classes of business, including roofing contractors, plumbing contractors, electrical contractors, energy contractors, and other artisan and service contractors, and, most recently, legal professional liability coverage. Our senior underwriters for the other specialty classes have extensive industry experience and longstanding relationships with the brokers and agents that produce the business.

Our underwriting policies and targets for other specialty classes are similar to our policies and targets for security classes. Our target account premium size is $50,000 and below. Approximately 56.5% of our premiums produced in 2006 for other specialty classes consisted of premium sizes of $50,000 or below. In 2006, we wrote approximately 7,400 policies with an average premium size of approximately $21,000. The majority of our policies for other specialty classes have coverage limits of $1.0 million, although we have the ability to selectively underwrite policies with limits of $6.0 million per occurrence. Less than 7% of our policies for other specialty classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of premiums for other specialty classes produced by CoverX in each state in 2006. Due to the historical regulatory and legal environment, we choose to underwrite very little for other specialty classes in California other than legal professional liability; however, we believe that this environment has improved, and California, as the largest E&S lines market in the country, will be an opportunity for expansion and growth.

	December 31, 2006
	Amount	% of Total
	(Dollars in thousands)

Texas	$27,302	17.3%
Washington	22,991	14.5%
Arizona	20,108	12.7%
Florida	16,150	10.2%
New York	13,277	8.4%
All other states	58,339	36.9%

Total	$158,167	100.0%

INSURANCE SERVICES OPERATIONS

Our insurance services business provides underwriting, claims and other insurance services to third parties, including insurance carriers and customers. We generated $10.9 million in fee income in 2006 from our insurance services operations. These insurance services operations are conducted through ARPCO and CoverX.

ARPCO has multi-year contracts with five public entity pools in four states as well as an excess reinsurance risk-sharing pool utilized by all of the public entity risk pools. Each pool is composed of public entity members (such as cities, townships, counties, etc.) that have joined together by means of an intergovernmental contract to pool their insurance risk and provide related insurance services to its members. The pooling is authorized by state statute or as noted in the enabling legislation. Pooling provides a risk sharing alternative to the traditional purchase of commercial insurance. These governmental risk-sharing pools are located in the Midwest. ARPCO provides underwriting, claims, loss control, reinsurance placement and other third party administration services to these pools. ARPCO receives fees for providing or subcontracting the underwriting, marketing, accounting, claims supervision, investing and reinsurance services from the individual pools.

DISTRIBUTION

All of the insurance policies that we write or assume are distributed and underwritten through our subsidiary, CoverX. We distribute our products through a nationwide network of licensed E&S lines wholesalers as well as certain large retail agencies with a specialty in the markets that we serve. In 2006, we placed business with approximately 830 brokers and agents for security classes of general liability insurance and 425 brokers and agents for the other specialty classes.

CoverX is well known within the security industry due to its long presence in the marketplace and, as a result, has developed significant brand awareness. Because an individual broker’s relationship is with CoverX and not the insurance companies, CoverX is able to change the insurance carrier providing the underwriting capacity without significantly affecting its revenue stream. We typically do not grant our agents and brokers any underwriting or claims authority. We have entered into a contractual relationship with one underwriter with respect to our legal professional liability insurance class. We select our agents and brokers based on industry expertise, historical performance and business strategy.

Our longstanding presence in the security industry has enabled us to write policies within security classes from a variety of sources. We generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2006, our top five wholesale brokers represented 29.2% of our premiums produced for security classes and no individual wholesale broker accounted for more than 15% of our premiums produced.

We generate the majority of our business for other specialty classes from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In addition, we have leveraged our CoverX brand to facilitate the development of new relationships with wholesalers in other specialty classes. In 2006, our top five wholesale brokers represented 37.3% of our premiums produced for other specialty classes and no wholesale broker accounted for more than 17% of our premiums produced.

Our underwriting personnel regularly visit key agents and brokers in order to review performance and to discuss our insurance products. Additionally, we monitor the performance of the policies produced by each broker and generally will terminate the relationship with an agent or broker if the policies he or she sells produce excessive losses. We typically pay a flat commission rate of 15.0% of premium to our agents and brokers, although commissions can range from below 12.0% to 17.5%. By distributing our products through CoverX rather than a third party managing general agent, or MGA, we avoid the additional commission payments of 10.0% or more that many traditional E&S lines insurance carriers must pay to access MGAs as a distribution source. Our name recognition in the industry allows us to use this strategy without losing the opportunity to generate business. We have not entered into any contingent commission arrangements with agents or brokers.

UNDERWRITING

Our underwriting is an intensive process using policy applications, our proprietary information and industry data, as well as inspections, credit reports and other validation information. Our long-term success depends upon the efforts of our underwriting department to appropriately understand and underwrite risks and provide appropriate contract language to accomplish that. All submissions are reviewed by a company underwriter with expertise in the class of business being reviewed. Our policy is to review each file individually to determine whether coverage will be offered, and, if an offer is made, to determine the appropriate price, terms, endorsements and exclusions of coverage. We write most coverage as an E&S lines carrier, which provides the flexibility to match price and coverage for each individual risk. We generally do not delegate underwriting authority outside of the Company; however we have entered into a contractual relationship with one underwriter with respect to our legal professional liability insurance class delegating such authority.

We use industry standard policy forms customized by endorsements and exclusions that limit coverage to these risks underwritten and acceptable to us. For example, most security policies have exclusions and/or limitations for operations outside the normal duties identified by an applicant. The use of firearms might be prohibited, operations such as work in bars or nightclubs might be prohibited, or the location of operations of the policyholder may be restricted. All policies currently being written have mold, asbestos, and silica exclusions. Many policies also contain employment practices liability exclusions and professional services exclusions.

We maintain proprietary loss cost information for security classes. In order to price policies for other specialty classes, we begin with the actuarial loss costs published by ISO. We make adjustments to pricing based on our loss experience and our knowledge of market conditions. We attempt to incorporate the unique exposures presented by each individual risk in order to price each coverage appropriately. Through our monitoring of our underwriting results, we seek to adjust prices in order to achieve a sufficient rate of return on each risk we underwrite. We have more latitude in adjusting our rates as an E&S lines insurance carrier than a standard admitted carrier. Since we typically provide coverage for risks that standard carriers have refused to cover, the demand for our products tends to be less price sensitive than standard carriers.

An extensive information reporting process is in place for management to review all appropriate near term and longer term underwriting results. We do not have production volume requirements for our underwriters. Incentive compensation is based on multiple measures representing quality and profitability of the results.

We have 13 underwriters that underwrite for security classes out of our headquarters in Southfield, Michigan. Our strategy is to receive a submission for as many risks for the security classes that we target as possible and generate a high quote and bind rate. In 2006, we received over 15,000 policy submissions within security classes, we quoted over 11,000 of those submissions, and bound over 8,600 policies.

We have 13 underwriters that underwrite for other specialty classes out of our five regional underwriting offices. Because other specialty classes encompass a broader range of classes compared to security classes, we tend to receive submissions outside of our targeted other specialty classes and are more selective in deciding which submissions to quote. In 2006, we received over 34,000 policy submissions within other specialty classes and bound approximately 7,400 policies.

In our insurance services business operated by ARPCO, we have three employees who provide underwriting or underwriting review services for the public entity pools that we manage.

CLAIMS

Our claims department consists of 24 people supporting our underwriting operations and 17 people supporting our insurance services operations. Since 1985, substantially all of our claims, including the claims for the years when fronting companies were utilized, have been handled by our claims department.

Our claims policy is to investigate all potential claims and promptly evaluate claims exposure, which permits us to establish claims reserves early in the claims process. Reserves are set at an estimate of full settlement value at all times. We attempt to negotiate all claims to the earliest appropriate resolution.

Our claims department has established authorization levels for each claims professional, based on experience, capability and knowledge of the issues. Claims files are regularly reviewed by management and higher exposure cases are reviewed by a broader “round-table” group, which may include underwriting representatives and/or senior management, where appropriate. We have substantial legal opinions, legal interpretation, and case experience to guide us in the development of appropriate policy language. The claims and underwriting departments frequently meet to discuss emerging trends or specific case experiences to guide those efforts. A management information and measurement process is in place to measure results and trends of the claims department. All claims operations use imaging technology to produce a paperless environment with all notes, communications and correspondence being a part of our files. Claims adjusters have complete access to the imaged underwriting files, including all policy history, to enable them to better understand coverage issues, underwriter intention, and all other documentation.

For the security guard and detective portion of security classes, we typically receive claims related to negligence, incompetence or improper action by a security guard or detective. Alarm claims for security classes include installation errors by alarm technicians or alarm malfunctions. Claims related to safety equipment installation and service business are similar to those of the alarm program. We insure that the insured’s safety or fire suppression systems operate as represented by the insured.

The nature of claims on policies for other specialty classes are similar to those of security classes because the general liability coverage is essentially the same. Instead of receiving claims relating to the actions of a security guard or detective, however, the claims relate to the negligence or improper action of a contractor, manufacturer, or owners, landlords and tenants or to the failure of a contractor’s “completed operations” or a manufacturer’s product to function properly.

There were approximately 2,500 new claims reported to us during 2006, and we had a total of 2,000 pending claims as of December 31, 2006.

The claims professionals supporting our insurance services operations provide services through ARPCO. For each of the pools which ARPCO administers, ARPCO provides oversight and claims management services over the third party administrators providing claims adjusting services for the individual pools, and in some cases ARPCO also directly provides claims adjusting services. ARPCO receives fees for these services.

REINSURANCE

We enter into reinsurance contracts to diversify our risks and limit our maximum loss arising from large or unusually hazardous risks or catastrophic events and so that, given our capital constraints, we can provide the aggregate limits that our clients require. Additionally, we use reinsurance to limit the amount of capital necessary to support our operations and to facilitate growth. Reinsurance involves a primary insurance company transferring, or “ceding”, a portion of its premium and losses in order to control its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurer to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Our treaty reinsurance is contracted under both quota share and excess of loss reinsurance contracts. We have historically adjusted our level of quota share reinsurance based on our premiums produced and our level of capitalization, as well as our risk appetite for a particular type of business. During 2006, we maintained a 50% quota share on all of our business other than our legal professional liability class, for which we maintain a variable 70% to 85% quota share, and our umbrella policies, for which we maintain a 90% quota share. On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provision of the quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the December 31, 2006 unearned premiums that had been ceded 50% during 2006 up until contract expiration. Effective January 1, 2007, we purchased 35% quota share reinsurance to replace the expiring 50% quota share reinsurance for policies issued with effective dates beginning January 1, 2007. As a result of the cut-off termination of the 2006 50% quota share treaties on December 31, 2006 and the January 1, 2007 purchase of the 35% quota share reinsurance, our net earned premium retention will increase in 2007. Our excess of loss reinsurance is used to limit our maximum exposure per claim occurrence. We maintained a $500,000 excess of $500,000 per occurrence coverage through December 31, 2006, and we have purchased $500,000 excess of $500,000 per occurrence coverage for 2007. On January 1, 2007 we extended the 90% quota share reinsurance applicable to umbrella policies through March 31, 2007, and this treaty is scheduled for renewal on April 1, 2007, as is the quota share treaty for the legal professional liability class.

In addition to our treaty reinsurance, we also may occasionally purchase facultative reinsurance, which is obtained on a case-by-case basis for all or part of the insurance provided by a single risk, exposure, or policy. We also currently assume reinsurance from fronting carriers on a small portion of our business and have historically assumed a significant portion of our business from various fronting carriers. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Overview” for a complete discussion of our historic fronting arrangements.

For a more detailed discussion of our reinsurance structure over time, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance” and “Risk Factors — Risks Relating to Our Business.”

The following is a summary of our significant treaty ceded reinsurance programs at December 31, 2006:

Policy Type	Company Policy Limit	Reinsurance Coverage	Company Retention

Primary Security and Specialty General Liability	Up to $1.0 million per occurrence	$500,000 excess of $500,000 per occurrence 50% on $500,000 per occurrence	Up to $250,000 per occurrence(1)(2)
Legal Professional Liability	Up to $2.0 million per occurrence	Variable Quota Share: 70% quota share on policies with $1.0 million limit 85% quota share on policies with $2.0 million limit	Up to $300,000 per occurrence
Umbrella Security and Specialty General Liability	Up to $5.0 million excess of $1.0 million per occurrence	90% quota share up to $5.0 million per occurrence	Up to $500,000 per occurrence

(1)	- Up to $500,000 per occurrence on December 31, 2006 in connection with the Company’s election of the cut-off termination provision of the quota share contracts.

(2)	- Up to $350,000 per occurrence effective January 1, 2007.

TECHNOLOGY

We believe that advanced information processing is important in order for us to maintain our competitive position. We have developed an extensive data warehouse of underwriting and claims data for security classes and have implemented advanced management information systems to run substantially all of our principal data processing and financial reporting software applications. We use the Phoenix system by Allenbrook for policy administration and claims systems. We are also implementing imaging and workflow systems to eliminate the need for paper files and reduce processing errors. Our operating systems allow all of our offices to access files at the same time while discussing underwriting policies regarding certain accounts.

COMPETITION

The property and casualty insurance industry is highly competitive. We compete with domestic and international insurers, many of which have greater financial, marketing and management resources and experience than we do and many of which have both admitted and E&S lines insurance affiliates and, therefore, may be able to offer a greater range of products and services than we can. We also may compete with new market entrants in the future as the E&S lines market has low barriers to entry. Competition is based on many factors, including the perceived market and financial strength of the insurer, pricing and other terms and conditions, services, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best.

Our primary competitors with respect to security classes are managing general agents, or MGAs supported by various insurance or reinsurance partners. These MGAs include All Risks, Ltd., Brownyard Programs, Ltd., Mechanics Group and RelMark Program Managers. These MGAs provide services similar to CoverX, and they typically do not retain any insurance risk on the business they produce. These MGAs also typically do not handle the claims on the business they produce, as claims handling is retained by the company assuming the insurance risk or outsourced to third party administrators. We also face competition from U.S. and non-U.S. insurers, including

American International Group, Inc. (Lexington Insurance Company) in the security guard segment, The Hartford Financial Services Group, Inc. in the alarm segment, and ACE Limited in the safety segment.

Our primary competitors with respect to other specialty classes tend to be E&S lines insurance carriers. Competitors vary by region and market, but include W.R. Berkley Corp. (Admiral Insurance Company), Argonaut Group (Colony Insurance Company), RLI Corp, American International Group, Inc. (Lexington Insurance Company) and International Financial Group, Inc. (Burlington Insurance Co.).

Competition in the E&S lines market tends to focus less on price and more on availability and quality of service. The E&S lines market is significantly affected by the conditions of the insurance market in general. During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the E&S lines market. When soft market conditions are prevalent, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as E&S lines.

RATINGS

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. First Mercury Insurance Company, which we refer to as FMIC, was assigned a letter rating of “A−” by A.M. Best following the completion of the investment by Glencoe Capital, LLC in June 2004 and maintained such rating after the issuance of the debt in August 2005. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best and is the lowest rating necessary to compete in our targeted markets. A.M. Best assigns each insurance company a Financial Size Category, or FSC. The FSC is designed to provide a convenient indicator of the size of a company in terms of its statutory surplus and related accounts. There are 15 categories with FSC I being the smallest and FSC XV being the largest. As of December 31, 2005, A.M. Best has assigned FMIC an FSC VII based on Adjusted Policyholders Surplus between $50.0 million and $100.0 million. A.M. Best assigns Companies an FSC VIII when Adjusted Policyholders Surplus is between $100.0 million and $250.0 million. As of December 31, 2006, FMIC’s Adjusted Policyholders Surplus was $128.0 million and we therefore expect our FSC rating to increase to FSC VIII. All Nation Insurance Company, which we refer to as ANIC, is assigned a rating of “B+” by A.M. Best, which is the sixth highest rating given. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its unpaid loss and loss adjustment expense, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders and is not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. See “Risk Factors — Risks Relating to Our Business — Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.”

EMPLOYEES

As of December 31, 2006, we had 142 full-time employees and 6 part-time employees. Our employees have no union affiliations and we believe our relationship with our employees is good.

INSURANCE REGULATION

Our insurance subsidiaries are subject to regulation under the insurance statutes of various jurisdictions, including Illinois, the domiciliary state of FMIC, and Minnesota, the domiciliary state of ANIC. In addition, we are subject to regulation by the state insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business. State insurance regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than stockholders, noteholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing the types and amounts of investments.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies. Although the federal government is not the primary direct regulator of the insurance business, federal initiatives often affect the insurance industry and possible increased regulation of insurance by the federal government continues to be discussed by lawmakers.

In addition to state imposed insurance laws and regulations, our insurance subsidiaries are subject to the statutory accounting practices and reporting formats established by the National Association of Insurance Commissioners, or NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These model laws and regulations generally are not directly applicable to an insurance company unless and until they are adopted by applicable state legislatures or departments of insurance. All states have adopted the NAIC’s financial reporting form, which is typically referred to as the NAIC “annual statement,” and all states generally follow the codified statutory accounting practices promulgated by the NAIC. In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures.

Insurance companies also are affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefining risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from adequately reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the repricing of coverages to the extent permitted by applicable regulations, or the limitation or cessation of the affected business, which may be restricted by state law.

Required Licensing

FMIC operates on a non-admitted or surplus lines basis and is authorized in 51 states and jurisdictions. While FMIC does not have to apply for and maintain a license in those states, it is subject to meeting and maintaining eligibility standards or approval under each particular state’s surplus lines laws in order to be an eligible surplus line carrier. FMIC maintains surplus line approvals or eligibility in all states in which it operates and therefore FMIC is not subject to the rate and form filing requirements applicable to licensed or “admitted” insurers.

Surplus lines insurance must be written through agents and brokers who are licensed as surplus lines brokers. The broker or their retail insurance agents generally are required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us.

ANIC is licensed and can operate on an admitted basis in its home state of Minnesota and in 14 other states. Insurers operating on an admitted basis must file premium rate schedules and policy forms for review and, in some states, approval by the insurance regulators in each state in which they do business on an admitted basis. Admitted carriers also are subject to other market conduct regulation and examinations in the states in which they are licensed. Insurance regulators have broad discretion in judging whether an admitted insurer’s rates are adequate, not excessive and not unfairly discriminatory.

Insurance Holding Company Regulation

Our insurance subsidiaries operate as part of an insurance holding company system and are subject to holding company regulation in the jurisdictions in which they are licensed. These regulations require that each insurance company that is part of a holding company system register with the insurance department of its state of domicile and furnish information concerning contracts, transactions, and relationships between those insurance companies and companies within the holding company system. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval or nondisapproval of the applicable state insurance regulator generally is required for any material or other specified transactions. The insurance laws similarly provide that all transactions and agreements between an insurance company and members of a holding company system must be fair and reasonable. FMIC and ANIC are parties to various agreements, including underwriting agreements, a management service agreement, and a tax sharing agreement with members of the holding company system and are parties to reinsurance agreements with each other, all of which are subject to regulation under state insurance holding company acts.

In addition, a change of control of an insurer or of any controlling person requires the prior approval of the domestic state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the insurer. A person seeking to acquire control, directly or indirectly, of an insurance company or of any person controlling an insurance company generally must file with the domestic insurance regulatory authority a statement relating to the acquisition of control containing certain information about the acquiring party and the transaction required by statute and published regulations and provide a copy of such statement to the insurer and obtain the prior approval of such regulatory agency for the acquisition.

Quarterly and Annual Financial Reporting

Our insurance subsidiaries are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than accounting principles generally accepted in the United States of America (“GAAP”). In keeping with the intent to assure policyholder protection, SAP emphasize solvency considerations. See Note 16 to the consolidated financial statements, which is incorporated herein by reference.

Periodic Financial and Market Conduct Examinations

The insurance departments of our insurance subsidiaries’ states of domicile may conduct on-site visits and examinations of the affairs of our insurance subsidiaries, including their financial condition and their relationships and transactions with affiliates, typically every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and to restrict or rescind licenses or other authorizations to transact business and to levy fines and monetary penalties against insurers, insurance agents and brokers found to be in violation of applicable laws and regulations. During the past five years, the insurance subsidiaries have had periodic financial reviews and have not been the subject of market conduct or other investigations or been required to pay any material fines or penalties.

Risk-based Capital

Risk-based capital, or RBC, requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2006, our insurance subsidiaries maintained RBC levels in excess of amounts that would require any corrective actions on our part.

IRIS Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2006, FMIC had IRIS ratios outside the usual range in three of the thirteen IRIS tests. The three ratios outside the usual range related to net written premiums, policyholders’ surplus and loss reserve development. As of December 31, 2006, ANIC had IRIS ratios outside the usual range in one of the IRIS tests relating to adjusted policyholders’ surplus. An insurance company may become the subject of increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

As of December 31, 2006, FMIC had IRIS ratios outside of the usual range, as set forth in the following table:

Ratio	Usual Range	Actual Results

Change in net written premiums	-33% to 33%	38%
Gross change in policyholders’ surplus	-10% to 50%	66%
Two-year reserve development to policyholders’ surplus	< 20%	35%

The change in net written premiums and the gross change in policyholders’ surplus correlate favorably since surplus growth was higher than premium growth, indicating reduced premium to surplus leverage. FMIC’s net written premiums increased 38% in 2006, which is higher than the usual change in net written premiums by 5 percentage points. The change in net written premiums was primarily the result of the $26.0 million capital contribution made to FMIC in June 2004 and the $40.0 million in capital contributions in the fourth quarter of 2006 which permitted FMIC to write more premium. FMIC has experienced growth in statutory surplus above the usual range in 2006 due to growth in surplus from operating results of $11.0 million, and due to the aforementioned $40.0 million capital contribution from FMFC during the fourth quarter of 2006.

The unusual range result with respect to the two-year reserve development to policyholder’s surplus is due to changes in reserves made during 2005 with respect to adverse development for accident years 2000 to 2002 in the security industry classes assumed during 1999 to 2001. See “Management’s Discussion and Analysis and Results of Operations — Loss and Loss Adjustment Expense Reserves.”

As of December 31, 2006, ANIC had one IRIS ratio outside of the usual range, as set forth in the following table:

Ratio	Usual Range	Actual Results

Net change in adjusted policyholders’ surplus	-10% to 25%	25%

ANIC has experienced growth in surplus from operating results during 2006 of $3.0 million.

Restrictions on Paying Dividends

We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is dependent on dividends and other distributions from our subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may be paid only out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries’ states of domicile generally is required in order for our insurance subsidiaries to declare and pay “extraordinary dividends” to us. For FMIC, Illinois defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of FMIC’s surplus as of the preceding December 31, or FMIC’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. FMIC must give the Illinois insurance regulator written notice of every dividend or distribution, whether or not extraordinary, within the time periods specified under applicable law. With respect to ANIC, Minnesota imposes a similar restriction on extraordinary dividends and requires a similar notice of all dividends after declaration and before paid. For ANIC, Minnesota defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or ANIC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2006, FMIC and ANIC may pay dividends in 2007, if declared, of up to $15.7 million without regulatory approval. In 2006 and 2005, our insurance subsidiaries would have been permitted to pay up to $9.7 million and $8.9 million, respectively, in ordinary dividends without the prior regulatory approval. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. No dividends were paid by either FMIC or ANIC during the year ended December 31, 2006.

Investment Regulation

Our insurance subsidiaries are subject to state laws which require diversification of their investment portfolios and impose limits on the amount of their investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which they are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require them to sell those investments. At December 31, 2006, we had no investments that would be treated as non-admitted assets.

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business on an admitted basis in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The maximum guaranty fund assessments in any one year typically is between 1.0% to 2.0% of a company’s net direct written premium written in the state for the preceding calendar year on the types of insurance covered by the fund. In most states, guaranty fund assessments can be recouped at least in part through future premium increases or offsets to state premium tax liability. In most states, FMIC is not subject to state guaranty fund assessments because of its status as a surplus lines insurer.

Licensing of Agents, Brokers and Adjusters

CoverX is licensed as a resident producer and surplus lines broker in the State of Michigan and as a non-resident producer/agency and/or surplus lines broker in other states. CoverX and our insurance subsidiaries have obligations to ensure that they pay commissions to only properly licensed insurance producers/brokers.

In certain states in which we operate, insurance claims adjusters also are required to be licensed and in some states must fulfill annual continuing education requirements.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm Leach Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information by financial institutions. Subsequently, all states have implemented similar or additional regulations to address privacy issues that are applicable to the insurance industry. These regulations limit disclosure by insurance companies and insurance producers of “nonpublic personal information” about individuals who obtain insurance or other financial products or services for personal, family, or household purposes. The Gramm Leach Bliley Act and the regulations generally apply to disclosures to nonaffiliated third parties, subject to specified exceptions, but not to disclosures to affiliates. The federal Fair Credit Reporting Act imposes similar limitations on the disclosure and use of certain types of consumer information among affiliates.

State privacy laws also require ANIC to maintain appropriate procedures for managing and protecting certain personal information of its applicable customers and to disclose to them its privacy practices. In 2002, to further facilitate the implementation of the Gramm Leach Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. A majority of states have adopted similar provisions regarding the safeguarding of nonpublic personal information. ANIC has adopted a privacy policy for safeguarding nonpublic personal information, and ANIC follows procedures pertaining to applicable customers to comply with the Gramm Leach Bliley Act’s related privacy requirements. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

Trade Practices

The manner in which insurance companies and insurance agents and brokers conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising, unfair discrimination, rebating and false statements.

Unfair Claims Practices

Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a willful basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled.

Investigation of Broker Compensation Practices

The recent investigations and legal actions brought by the New York State Attorney General and other attorneys general and state insurance departments relating to broker compensation practices, as well as other measures (such as proposed legislation) that have been taken to address some of the practices at issue in those investigations and actions, may result in potentially far-reaching changes in industry broker compensation practices. These investigations are continuing, and market practices are still evolving in response to these developments. We cannot predict what practices the market will ultimately adopt or how these changes will affect our competitive standing with brokers and agents or our commission rates.

Restrictions on Cancellation, Non-renewal or Withdrawal

Many states have laws and regulations that limit the ability of an insurance company licensed by that state to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance regulator. Regulators may disapprove a plan that may lead to market disruption. Some state statutes explicitly, or by interpretation, apply these restrictions to insurers operating on a surplus line basis.

Terrorism Exclusion Regulatory Activity

The Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, or TRIA provides insurers with federally funded reinsurance for “acts of terrorism.” TRIA also requires insurers to make coverage for “acts of terrorism” available in certain commercial property/casualty insurance policies and to comply with various other provisions of TRIA. For applicable policies in force on or after

November 26, 2002, we are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages. To be covered under TRIA, aggregate industry losses from a terrorist act must exceed $50.0 million in 2006 and $100.0 million in 2007, the act must be perpetrated within the U.S. or in certain instances outside of the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program. We generally offer coverage only for those acts covered under TRIA. As of December 31, 2006, we estimate that less than 4% of our policyholders in our E&S lines markets had purchased TRIA coverage.

The federal reinsurance assistance under TRIA is scheduled to expire on December 31, 2007 unless Congress decides to further extend it. We cannot predict whether or when another extension may be enacted or what the final terms of such legislation would be.

While the provisions of TRIA and the purchase of terrorism coverage described above mitigate our exposure in the event of a large scale terrorist attack, our effective deductible is significant. Generally, we exclude acts of terrorism outside of the TRIA coverage, such as domestic terrorist acts. Regardless of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverages or causes of loss.

OFAC

The Treasury Department’s Office of Foreign Asset Control, or OFAC, maintains various economic sanctions regulations against certain foreign countries and groups and prohibits “U.S. Persons” from engaging in certain transactions with certain persons or entities in or associated with those countries or groups. One key element of these sanctions regulations is a list maintained by the OFAC of “Specifically Designated Nationals and Blocked Persons,” or the SDN List. The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and /or drug traffickers.

OFAC’s regulations, among other things, prohibit insurers and others from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the sanctions regulations compliance has increased significantly since the terrorist attacks of September 11, 2001.

Federal Regulation of Insurance

While the business of insurance traditionally has been subject to regulation by the states, there continue to be discussions among lawmakers and members of the insurance industry over the possible expanded role of the federal government in regulating the insurance industry. There have been recent calls by insurer and broker trade associations for optional federal chartering of insurance companies, similar to the federal chartering of banks in the United States. In October 2006, the U.S. House of Representatives approved the Nonadmitted and Reinsurance Reform Act, which would greatly reduce the overlap in state regulation of surplus lines transactions and reinsurer financial oversight. The measure was not brought up for consideration in the Senate; however, discussions are continuing among lawmakers seeking to pass similar legislation in 2007. We cannot predict whether or not these or similar federal regulatory schemes will be enacted or, if enacted, what effect they may have on our insurance subsidiaries.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.

Third party rating agencies periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. In June 2004, FMIC received an “A−” rating (the fourth highest of fifteen ratings) with a stable outlook from A.M. Best Company, Inc., or A.M. Best, a rating agency and publisher for the insurance industry. This rating is not a recommendation to buy, sell or hold our securities but is viewed by insurance consumers and intermediaries as a key indicator of the financial strength and quality of an insurer. FMIC currently has the lowest rating necessary to compete in our targeted markets as a direct insurance writer because an “A−” rating or higher is required by many insurance brokers, agents and policyholders when obtaining insurance and by many insurance companies that reinsure portions of our policies.

Our A.M. Best rating is based on a variety of factors, many of which are outside of our control. These factors include our business profile and the statutory surplus of our insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to us. Other factors include balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy) and operating performance. Any downgrade of our ratings could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly rated, competitors and increase the cost or reduce the availability of reinsurance to us. Without at least an “A−” A.M. Best rating for FMIC, we could not competitively engage in direct insurance writing, but instead would be heavily dependent on fronting carriers to underwrite premiums. These fronting arrangements would require us to pay significant fees, which could then cause our earnings to decline. Moreover, we may not be able to enter into fronting arrangements on acceptable terms, which would impair our ability to operate our business.

Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition or our results of operations.

We are liable for losses and loss adjustment expenses under the terms of the insurance policies issued directly by us and under those for which we assume reinsurance obligations. As a result, if we fail to accurately assess the risk associated with the business that we insure, our loss reserves may be inadequate to cover our actual losses. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. In addition, our policies generally do not provide limits on defense costs, which could increase our liability exposure under our policies.

We establish loss and loss adjustment expense reserves with respect to reported and unreported claims incurred as of the end of each period. Our loss and loss adjustment expense reserves were $191.0 million, $113.9 million, and 68.7 million at December 31, 2006, 2005 and 2004, respectively, all of which are gross of ceded loss and loss adjustment expense reserves. These reserves do not represent an exact measurement of liability, but are our estimates based upon various factors, including:

•	actuarial projections of what we, at a given time, expect to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known;

•	estimates of future trends in claims severity and frequency;

•	assessment of asserted theories of liability; and

•	analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions.

Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. For example, insurers have been held liable for large awards of punitive damages, which generally are not reserved for. In many cases, estimates are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Accordingly, the ultimate liability may be more or less than the current estimate. While we set our reserves based on our assessment of the insurance risk assumed, as we have expanded into new specialty classes of business, we do not have extensive proprietary loss data for other specialty classes to use to develop reserves. Instead, we must rely on industry loss information, which may not reflect our actual claims results. As a result, our continued expansion into new specialty classes may make it more difficult to ensure that our actual losses are within our loss reserves.

If any of our reserves should prove to be inadequate, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. In addition, future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity as well as our financial strength rating.

Under generally accepted accounting principles, or GAAP, we are only permitted to establish loss and loss adjustment expense reserves for losses that have occurred on or before the financial statement date. Case reserves and incurred but not reported, or IBNR, reserves contemplate these obligations. No contingency reserve allowances are established to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

We bear credit risk with respect to our reinsurers, and if any reinsurer fails to pay us, or fails to pay us on a timely basis, we could experience losses.

Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. Although reinsurance makes the reinsurer liable to us to the extent of the risk transferred or ceded to the reinsurer, this arrangement does not relieve us of our primary liability to our policyholders. Moreover, our primary liability for losses and loss adjustment expenses under the insurance policies that we underwrite will increase as our business shifts from relying on fronting arrangements to our direct writing of insurance. At December 31, 2006, we had $99.6 million of reinsurance recoverables. We expect our recoverables from reinsurers will increase as we increase the insurance that we directly write instead of using a fronting relationship. Under fronting arrangements, policies produced by our CoverX subsidiary were directly written by third party insurers, and a portion of the risk under these policies was assumed by us or other reinsurers for a portion of the related premium. With the elimination of most of our fronting relationships in May 2005, we became the direct writer of substantially all of the policies produced by us, and as a result, our premiums ceded to reinsurers has increased from 2003 to 2006. Most of our reinsurance recoverables are from four reinsurers, consisting of subsidiaries of ACE Limited, GE Reinsurance, Platinum Underwriters Reinsurance, Inc. and W.R. Berkley Corp. At December 31, 2006, the balances from ACE Limited, GE Reinsurance, Platinum Underwriters Reinsurance, Inc. and W.R. Berkley Corp. were $69.1 million, $18.0 million, $5.9 million and $1.6 million, respectively. Although we believe that we have high internal standards for reinsurers with whom we place reinsurance, we cannot assure you that our reinsurers will pay reinsurance claims on a timely basis or at all. If reinsurers are unwilling or unable to pay us amounts due under reinsurance contracts, we will incur unexpected losses and our cash flow will be adversely affected, which would have a material adverse effect on our financial condition and operating results.

We may not be able to obtain adequate reinsurance coverage or reinsurance on acceptable terms.

We use significant amounts of reinsurance to manage our exposure to market and insurance risks and to enable us to write policies in excess of the level that our capital supports. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Without adequate levels of appropriately priced reinsurance, the level of premiums we can underwrite could be materially reduced. The reinsurance market has changed dramatically over the past few years as a result of a number of factors, including inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal and are from four reinsurers. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates.

The failure of any of the loss limitations or exclusions we employ or changes in other claim or coverage issues could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as loss limitations, exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies in an attempt to limit exposure to known risks. As industry practices and legal, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the size or number of claims. Recent examples of emerging claims and coverage issues include increases in the number and size of claims relating to construction defects, which often present complex coverage and damage valuation questions. The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business.

In addition, we craft our insurance policy language to limit our exposure to expanding theories of legal liability such as those which have given rise to claims for lead paint, asbestos, mold and construction defects. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition, as well as limitations restricting the period during which a policyholder may bring a breach of contract or other claim against our company, which in many cases is shorter than the statutory limitations for such claims in the states in which we write business. It is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted which modifies or bars the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until some time after we have issued insurance policies that are affected by the changes. As a result, we may not know the full extent of liability under our insurance contracts for many years after a contract is issued.

The lack of long-term operating history and proprietary data on claims results for relatively new specialty classes may cause our future results to be less predictable.

Since 2000, we have expanded our focus on new classes of the specialty insurance market, which we refer to as other specialty classes, in addition to our long-standing business for security classes. Other specialty classes represented 24.2% of our premiums produced in 2000 and 68.8% of our premiums produced in 2006. As a result of this expansion, we have a more limited operating and financial history available for other specialty classes when compared to our data for security classes. This may adversely impact our ability to adequately price the insurance we write to reflect the risk assumed and to exclude risks that generate large or frequent claims and to establish appropriate loss reserves. For example, in 2005, we increased our reserves applicable to other specialty classes by approximately $6.2 million, principally as a result of using updated industry loss development factors in the calculations of ultimate expected losses and reserves on those classes that we believed were more closely aligned with our classifications and coverage limits and actual emerging experience. Because we rely more heavily on industry data in calculating reserves for other specialty classes than we do for security classes, we may need to further adjust our reserve estimates for other specialty classes in the future, which could materially adversely affect our operating results.

Our growth may be dependent upon our successful acquisition and retention of additional underwriting expertise.

Our operating results and future growth depend, in part, on the acquisition and successful retention of underwriting expertise. We rely on a small number of underwriters in the other specialty classes for which we write policies. For example, we significantly expanded our business into other specialty classes in 2000 by hiring three senior underwriters and we introduced legal professional liability coverage by contracting with one underwriter who operates in Boston. In addition, we intend to continue to expand into other specialty classes through the acquisition of key underwriting personnel. While we intend to continue to search for suitable candidates to augment and supplement our underwriting expertise in existing and additional classes of specialty insurance, we may not be successful in identifying, hiring and retaining candidates. If we are successful in identifying candidates, there can be no assurance that we will be able to hire and retain them or, if they are hired and retained, that they will be successful in enhancing our business or generating an underwriting profit.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our future capital requirements, especially those of our insurance subsidiaries, depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses and loss adjustment expenses. We may need to raise additional funds to the extent that our cash flows are insufficient to fund future operating requirements, support growth and maintain our A.M. Best rating.

Many factors will affect our capital needs, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available or may be available only on terms, amounts or time periods that are not favorable to us. Equity financings could be dilutive to our existing stockholders and debt financings could subject us to covenants that restrict our ability to operate our business freely. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our business could be adversely affected by the loss of one or more key employees.

We are substantially dependent on a small number of key employees at our operating companies, in particular Richard H. Smith, our Chairman and Chief Executive Officer, and our key underwriting employees. We believe that the experience and reputation in the insurance industry of Mr. Smith and our key underwriting employees are important factors in our ability to attract new business. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may be unsuccessful in doing so. The loss of the services of Mr. Smith or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our operations.

Our insurance business is concentrated in relatively few specialty classes.

Premiums produced for security classes represented 31.2% of our total direct and assumed written premiums in 2006. As a result, any changes in the security insurance market, such as changes in business, economic or regulatory conditions or changes in federal or state law or legal precedents, could adversely impact our ability to write insurance for this market. For example, any legal outcome or other incident could have the effect of increasing insurance claims in the security insurance market which could adversely impact our operating results.

The loss of one or more of our top wholesale brokers could have a material adverse effect on our financial condition or our results of operations.

For security classes, we generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses and safety equipment installation and service businesses. These wholesalers and specialists are not under any contractual obligation to provide us business. Our top five wholesale brokers represented 29.2% of the premiums produced from security classes in 2006. For other specialty classes, we generate business from traditional E&S lines insurance wholesalers who have a presence in the other specialty classes we underwrite. Our top five wholesale brokers represented 37.3% of the premiums produced from other specialty classes in 2006. In certain other specialty classes, we rely on a small number of agents to generate the insurance that we underwrite. For example, substantially all of our legal professional liability coverage is generated by one agent. The loss of one or more of our top wholesale brokers for security classes or other specialty classes could have a material adverse effect on our financial condition or our results of operations.

We operate in a highly competitive environment, which makes it more difficult for us to attract and retain business.

The insurance industry in general and the markets in which we compete are highly competitive and we believe that they will remain so for the foreseeable future. We face competition from several companies, which include insurance companies, reinsurance companies, underwriting agencies, program managers and captive insurance companies. As a result of this intense competition, prevailing conditions relating to price, coverage and capacity can change very rapidly. Many of our competitors are larger and have greater financial, marketing and management resources than we do and may be perceived as providing greater security to policyholders. There are low barriers to entry in the E&S lines insurance market, which is the primary market in which we operate, and competition in this market is fragmented and not dominated by one or more competitors. Competition in the E&S lines insurance industry is based on many factors, including price, policy terms and conditions, ratings by insurance agencies, overall financial strength of the insurer, services offered, reputation, agent and broker compensation and experience. We may face increased competition in the future in the insurance markets in which we operate, and any such increased competition could have a material adverse effect on us.

Several E&S lines insurers and industry groups and associations currently offer alternative forms of risk protection in addition to traditional insurance products. These alternative products, including large deductible programs and various forms of self-insurance that use captive insurance companies and risk retention groups, have been instituted to allow for better control of risk management and costs. We cannot predict how continued growth in alternative forms of risk protection will affect our future operations.

Results in the insurance industry, and specifically the E&S lines insurance market, are subject to fluctuations and uncertainty which may adversely affect our ability to write policies.

Historically, the financial performance of the property and casualty insurance industry has fluctuated in cyclical periods of price competition and excess underwriting capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the E&S lines market than in the standard insurance market due to greater flexibility in the E&S lines market to adjust rates to match market conditions. When the standard insurance market hardens, the E&S lines market hardens even more than the standard insurance market. During these hard market conditions, the standard insurance market writes less insurance and more customers must resort to the E&S lines market for insurance. As a result, the E&S lines market can grow more rapidly than the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S lines market may return to the standard insurance market, exacerbating the effects of rate decreases in the E&S lines market.

Beginning in 2000 and accelerating in 2001, the property and casualty insurance industry experienced a hard market reflecting increasing rates, more restrictive coverage terms and more conservative risk selection. We believe that this trend continued through 2003. During 2004 and early 2005, we believe that these trends slowed and that the current insurance market has become more competitive in terms of pricing and policy terms and conditions. We are currently experiencing some downward pricing pressure. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns have caused our revenues and net income to fluctuate and are expected to do so in the future.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our insurance subsidiaries are subject to extensive regulation, primarily by insurance regulators in Illinois and Minnesota, the states in which our two insurance company subsidiaries are domiciled and, to a lesser degree, the other jurisdictions in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of the insurance companies or their shareholders. These insurance regulations generally are administered by a department of insurance in each state and relate to, among other things, licensing, authorizations to write E&S lines of business, capital and surplus requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions (which includes the review of services, tax sharing and other agreements with affiliates that can be a source of cash flow to us, other than dividends which are specifically regulated by law), dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion to operate our business as we deem appropriate or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have broad discretion to deny or revoke licenses or approvals for various reasons, including the violation of regulations. In instances where there is uncertainty as to the applicability of regulations, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. These actions could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry and changes in laws or regulations themselves or their interpretations by regulatory authorities could adversely affect our ability to operate our business.

If we have insufficient risk-based capital, our ability to conduct our business could be adversely affected.

The National Association of Insurance Commissioners, or NAIC, has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.

If our IRIS ratios are outside the usual range, our business could be adversely affected.

Insurance Regulatory Information System, or IRIS, ratios are part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. As of December 31, 2006, FMIC had IRIS ratios outside the usual range in three of the IRIS tests and ANIC had IRIS ratios outside the usual range in one of the IRIS tests. An insurance company may become subject to increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. FMIC has, in the past, had more than four ratios outside the usual range. If, in the future, FMIC has four or more ratios outside the usual range, we could become subject to greater scrutiny and oversight by regulatory authorities. See “Insurance and Other Regulatory Matters.”

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Our operating results depend in part on the performance of our investment portfolio. The primary goals of our investment portfolio are to:

•	accumulate and preserve capital;

•	assure proper levels of liquidity;

•	optimize total after tax return subject to acceptable risk levels;

•	provide an acceptable and stable level of current income; and

•	approximate duration match between our investments and our liabilities.

The ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities we own. We may not be able to realize our investment objectives, which could reduce our net income significantly.

Our directors and executive officers own a large percentage of our common stock, which allows them to effectively control matters requiring stockholder approval.

Our directors and executive officers beneficially own 27.5% of our outstanding common stock (including options exercisable within 60 days) as of December 31, 2006, including 21.9% owned by Jerome Shaw. Accordingly, these directors and executive officers will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval and could seek to arrange a sale of our company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We rely on our information technology and telecommunication systems, and the failure of these systems could adversely affect our business.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments, facilitate collections and cancellations and to share data across our organization. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, or the termination of a third party software license on which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner.

Our third party governmental entities risk-sharing pooling administration business is concentrated among a limited number of pools and the termination of any single contract for this business could significantly reduce the profitability of this business.

Since June 2004, we have owned and managed a third party governmental entities risk-sharing pooling administration business through ARPCO. Each pool is composed of public entity members (such as cities, townships, counties, etc.) that have joined together by means of an intergovernmental contract to pool their insurance risk and provide related insurance services to its members. The pooling is authorized by state statute or as noted in the enabling legislation. Pooling provides a risk sharing alternative to the traditional purchase of commercial insurance. The governmental risk-sharing pools that we provide services for are located in the Midwest. ARPCO currently has multi-year contracts with five risk-sharing pools and the termination or non-renewal of any single contract for this business would significantly reduce the profitability of this business.

Risks Related to our Common Stock

The price of our shares of common stock may be volatile.

The trading price of shares of our common stock may fluctuate substantially. The price of the shares of our common stock that will prevail in the market may be higher or lower than prices paid by investors, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of insurers’ securities;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	losses in our insured portfolio;

•	sales of large blocks of shares of our common stock; or

•	departures of key personnel.

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of our shares to decline.

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	the differences between actual and expected losses that we cannot reasonably anticipate using historical loss data and other identifiable factors at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, or court grants of large awards for particular damages;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	fluctuations in equity markets, interest rates, credit risk and foreign currency exposure, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

In addition, the demand for the types of insurance we will offer can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

If a substantial number of our shares of common stock become available for sale and are sold in a short period of time, the market price of our shares of common stock could decline.

If our existing stockholders sell substantial amounts of our shares of common stock in the public market, the market price of our shares of common stock could decrease significantly. The perception in the public market that our existing stockholders might sell our shares of common stock could also depress our market price. Our directors and executive officers and Glencoe, which beneficially owns 10% of our outstanding common stock, are subject to agreements with the underwriters of our initial public offering that restrict their ability to transfer their shares until April 16, 2007, subject to a few exceptions. After all of these agreements expire, an aggregate of 6,653,024 shares (including options exercisable within 60 days of the date hereof) subject to such lock-ups will be eligible for sale. The market price of our shares of common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not currently intend to pay cash dividends on our common stock to our stockholders and any determination to pay cash dividends in the future will be at the discretion of our board of directors.

We currently intend to retain any profits to provide capacity to write insurance and to accumulate reserves and surplus for the payment of claims. Our board of directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our two insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2007, FMIC and ANIC may pay in the aggregate dividends to FMFC of up to $15.7 million without regulatory approval. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

Provisions in our certificate of incorporation and bylaws and under Delaware law could prevent or delay transactions that stockholders may favor and entrench current management.

We are incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision that authorizes our board of directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion and other rights as our board of directors may fix and without further stockholder action. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could frustrate a change in the composition of our board of directors, which could result in entrenchment of current management. Takeover attempts generally include offering stockholders a premium for their stock. Therefore, preventing a takeover attempt may cause you to lose an opportunity to sell your shares at a premium. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. This provision may prevent changes in our management or corporate structure. Also, under applicable Delaware law, our board of directors is permitted to and may adopt additional anti-takeover measures in the future.

Our bylaws provide for the division of our board of directors into three classes with staggered three year terms. The classification of our board of directors could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

Our ability to implement, for the fiscal year ended December 31, 2007, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely and satisfactory manner could cause the price of our common stock to decline.

Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires management of a reporting company to annually review, assess and disclose the effectiveness of a company’s internal control over financial reporting and to provide an attestation by independent auditors on its assessment of and the effectiveness of internal control over financial reporting. We will not be subject to the requirements of Section 404 until our fiscal year ending December 31, 2007. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.

We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, the New York Stock Exchange or other regulatory authorities.

We will be exposed to increased regulatory oversight and incur increased costs as a result of being a public company.

As a public company, we will be required to satisfy corporate governance requirements of the New York Stock Exchange and incur significant legal, accounting and other expenses that we did not incur as a private company. Currently, our audit and compensation committees are comprised of two independent and one non-independent director, based upon the rules of the New York Stock Exchange. These committees must be composed of all independent members on October 17, 2007. If we fail to find and elect an additional independent board member to serve on these committees, we would not be in compliance with the New York Stock Exchange rules. We will also incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under Sarbanes-Oxley, as well as rules implemented by the SEC and the New York Stock Exchange. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that being a public company will make it more expensive for us to hire directors and to obtain director and officer liability insurance. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Further, we may need to hire additional accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters is located in Southfield, Michigan in a building owned by FMIC and has approximately 25,000 square feet. CoverX also leases office space in California, Florida, Illinois, Massachusetts and Texas. We believe our current space is adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation involving claims with respect to policies that we write. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the completion of Company’s initial public offering, First Mercury Holdings, Inc., the sole stockholder of the Company, acted by written consent, dated as of October 4, 2006, to approve the following:

•	the merger of First Mercury Holdings, Inc. with and into the Company and, in connection therewith, a 925 for one stock split of each outstanding share of common stock (with fractional shares being rounded down to the nearest whole number) of the Company;

•	the amended and restated Certificate of Incorporation of the Company;

•	the Omnibus Incentive Plan and the reservation of 1,500,000 shares for issuance thereunder; and

•	the Annual Incentive Plan and the Deferred Compensation Plan.

Prior to the completion of Company’s initial public offering, the stockholders of the Company approved by majority written consent dated as of October 17, 2006 the amended and restated Certificate of Incorporation and Amended and Restated Bylaws of the Company which are currently in effect.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

Our common stock has been listed on the New York Stock Exchange under the trading symbol FMR since October 18, 2006, following the pricing of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the New York Stock Exchange, since October 18, 2006.

	2006
Quarter Ended	High	Low

December 31, 2006 (commencing October 17, 2006)	$23.52	$19.26

On March 9, 2007, the last reported sales price of our common stock was $20.62 per share.

As of February 16, 2007, there were 17,330,831 shares of issued and outstanding common stock held by approximately 1,200 known holders of record.

Dividends

Our board of directors does not intend to declare cash dividends on our common stock in the foreseeable future. We currently intend to retain any profits to provide capacity to write insurance and to accumulate reserves and surplus for the payment of claims. Our board of directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our two insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2007, FMIC and ANIC may pay in the aggregate dividends to FMFC of up to $15.7 million without regulatory approval. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

The Company paid a dividend of $7.0 million to First Mercury Holdings, Inc., or Holdings, in May 2006. Prior to the completion of our initial public offering, the Company was a wholly owned subsidiary of Holdings. Holdings was a holding company with no operations or assets other than its interest in FMFC and the issuance of senior notes. Holdings was merged into the Company immediately prior to our initial public offering.

Stock Performance Graph

The following graph compares the total return, based on share price, of an investment of $100.00 in our common stock from October 18, 2006, the date our common stock first became publicly traded on the New York Stock Exchange, through December 31, 2006 with the New York Stock Exchange Composite and the New York Stock Exchange Financial indices. All values assume reinvestment of the full amount of all dividends, although dividends were not declared on our common stock. This information is provided in accordance with Securities and Exchange Commission requirements and is not necessarily indicative of future results.

	Total Return to Stockholders
	(Includes reinvestment of dividends)
	Indexed Returns
	October 18, 2006	October 2006	November 2006	December 2006

First Mercury Financial Corporation	100.00	121.76	124.06	138.35
New York Stock Exchange Composite Index	100.00	101.54	104.08	106.19
New York Stock Exchange Financial Index	100.00	101.24	102.71	105.81

Repurchase of Common Stock

On October 23, 2006, in connection with the Company’s initial public offering, the Company repurchased 1,779,336 shares of common stock held by Glencoe Capital, LLC for approximately $30.3 million (or $17.00 per share).

On October 23, 2006, in connection with the Company’s initial public offering, the Company’s Series A convertible preferred stock was converted into common stock and the Company paid the sole preferred stockholder pursuant to the terms of the preferred stock $49.7 million in cash in lieu of 2,926,544 shares of common stock in addition to $8.3 million in accrued dividends.

No repurchase of common stock during the year ended December 31, 2006 was part of a stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The table shown below presents our selected historical consolidated financial and other data for the five years ended December 31, 2006, which have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The historical consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated annual financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

On August 17, 2005, we completed a transaction in which we formed a holding company (“Holdings”) to purchase shares of our common stock from certain FMFC stockholders, and to exchange shares and options with the remaining stockholders of FMFC. As a result of this transaction, Glencoe Capital, LLC became the majority stockholder of Holdings and Holdings became the controlling stockholder of FMFC. The purchase and exchange of shares was financed by the issuance of $65.0 million aggregate principal amount of senior rate notes by Holdings. As a result of this acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Holdings was merged into FMFC on October 16, 2006 and the senior notes were repaid in full with a portion of the net proceeds from our initial public offering.

The selected historical consolidated financial and other data presented below for each of the years in the three-year period ended December 31, 2004 (Predecessor), for the period from January 1, 2005 through August 16, 2005 (Predecessor), for the period from August 17, 2005 through December 31, 2005 (Successor), and for the year ended December 31, 2006 (Successor) have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
		August 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	August 16,	December 31,	December 31,	December 31,
	2006	2005	2005	2004(1)	2003	2002
	(Dollars in thousands, except for share and per share data)

Income Statement Data:
Direct and assumed written premiums	$218,197	$71,040	104,856	$92,066	$48,735	$49,255
Net written premiums	142,926	37,228	68,473	72,895	48,469	41,968
Net earned premiums	110,570	40,146	57,576	61,291	40,338	39,981
Commissions and fees	16,692	12,428	13,649	33,730	33,489	20,793
Net investment income	9,713	2,629	4,119	4,619	3,983	4,426
Net realized gains (losses) on investments	517	278	(58)	(120)	813	435
Total operating revenues	137,492	55,481	75,286	99,520	78,623	65,634
Losses and loss adjustment expenses, net	56,208	27,022	28,072	26,854	21,732	23,832
Amortization of deferred acquisition expenses	16,358	7,954	12,676	15,713	11,995	13,350
Underwriting, agency, and other expenses	13,458	5,712	7,758	26,953	29,923	22,134
Amortization of intangible assets	1,270	434	732	632	—	—
Total operating expenses	87,294	41,122	49,238	70,152	63,650	59,316
Operating income	50,198	14,359	26,048	29,368	14,973	6,318
Interest expense	16,615	3,980	1,519	1,697	965	821
Income taxes	11,754	4,001	8,636	10,006	3,288	761
Net income	21,869	6,712	16,123	17,735	10,977	4,702

	Successor		Predecessor
		August 17,	January 1,
	Year Ended	2005 to	2005 to	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	August 16,	December 31,	December 31,	December 31,
	2006	2005	2005	2004(1)	2003	2002
	(Dollars in thousands, except for share and per share data)

Balance Sheet Data:
Total investments	297,841	211,025	202,013	171,659	114,901	91,125
Total assets	512,933	365,597	321,863	253,965	159,011	128,515
Loss and loss adjustment expense reserve	191,013	113,864	92,153	68,699	61,727	59,449
Unearned premium reserves(2)	91,803	84,476	77,778	52,484	24,423	15,624
Long-term debt	46,394	85,620	27,535	29,535	17,754	13,000
Total stockholders’ equity	172,738	64,327	106,908	91,630	36,340	27,411
Net Income Per Share Data(3):
Basic	$2.74	$1.30	$1.12	$1.32	$0.95	$0.40
Diluted	$1.58	$0.56	$0.80	$1.05	$0.91	$0.40
Weighted average shares outstanding, basic	6,907,905	4,146,045	12,536,224	12,041,334	11,610,068	11,610,068
Weighted average shares outstanding, diluted	13,831,649	12,044,004	20,093,596	16,872,247	12,031,433	11,646,589
GAAP Underwriting Ratios:
Loss ratio(4)	50.8%	67.3%	48.8%	43.8%	53.9%	59.6%
Expense ratio(5)	16.9%	8.7%	18.3%	18.9%	20.9%	36.7%
Combined ratio(6)	67.7%	76.0%	67.1%	62.7%	74.8%	96.3%
Other Data:
Annual return on average stockholders’ equity	23.6%	29.0%	26.0%	27.7%	34.4%	19.0%
Debt to total capitalization ratio	21.2%	57.1%	20.5%	24.4%	32.8%	32.2%

(1)	Includes ARPCO’s operations from the date of acquisition of ARPCO in June 2004.

(2)	Unearned premium reserves are established for the portion of premiums that is allocable to the unexpired portion of the policy term.

(3)	Net income per share and weighted average shares outstanding reflect a 925-for-1 stock split of our common stock which occurred prior to the completion of our initial public offering in October 2006.

(4)	Loss ratio is defined as the ratio of incurred losses and loss adjustment expenses to net earned premiums.

(5)	Expense ratio is defined as the ratio of (i) the amortization of deferred acquisition expenses plus other operating expenses, less expenses related to insurance services operations, less commissions and fee income related to underwriting operations to (ii) net earned premiums.

(6)	Combined ratio is the sum of the loss ratio and the expense ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” under Item 1A and elsewhere in this report that could cause actual results to differ materially from those expected in, or implied by, those forward looking statements.

Overview

We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 33 years of underwriting security risks, we have established CoverX® as a recognized brand among insurance agents and brokers and have developed significant underwriting expertise and a cost-efficient infrastructure. Over the last six and one half years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.

First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), All Nation Insurance Company (“ANIC”), and American Risk Pooling Consultants, Inc. (“ARPCO”).

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

Holdings Transactions and Initial Public Offering

On August 17, 2005, we completed a transaction in which we formed a holding company (“Holdings”) to purchase shares of FMFC common stock from certain FMFC stockholders and to exchange shares and options with the remaining stockholders of FMFC. As a result of this transaction, Glencoe Capital LLC (“Glencoe”) became the majority stockholder of Holdings and Holdings became the controlling stockholder of FMFC. The purchase and exchange of shares was financed by the issuance of $65.0 million aggregate principal amount of senior notes by Holdings. In October 2006, Holdings was merged into FMFC in connection with our initial public offering, and the senior notes were repaid in full with a portion of the net proceeds from our initial public offering.

As a result of the acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Our fiscal 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from January 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through December 31, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis. However, we believe it is the most meaningful way to discuss our operating results for 2005 when comparing them to our operating results for 2004 and 2006 because it would not be meaningful to discuss the partial period from January 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to December 31, 2005 (Successor) when comparing 2005 operating results to 2004 and 2006 operating results.

Change in Business Model

In June 2004, an investment by Glencoe along with additional cash from FMFC, increased FMIC’s statutory surplus by $26.0 million. As a result of this capital infusion, A.M. Best raised FMIC’s financial strength rating to “A−,” and beginning in July 2004, FMIC began directly writing the majority of new and renewal policies produced by CoverX.

Prior to June 2004 and our insurance subsidiary’s rating upgrade with A.M. Best to “A−,” we did not directly write a significant amount of insurance produced by CoverX through our insurance subsidiaries, but instead utilized fronting arrangements under which we contracted with third party insurers, or fronting insurers, to directly write the policies underwritten and produced by CoverX. Under these fronting arrangements, policies produced by CoverX were directly written by third party insurers, which are commonly referred to as fronting insurers. Under these fronting arrangements, we controlled the cession of the insurance from the fronting insurer and either assumed most of the risk under these policies as a reinsurer or arranged for it to be ceded to other reinsurers. We paid the fronting insurers a fee for this arrangement and were required to maintain collateral grant trusts to cover losses and loss adjustment expenses and unearned premiums. We entered into fronting arrangements because our customers require an A.M. Best rating of “A−” or greater and FMIC’s A.M. Best rating was “B+” prior to the $26.0 million increase in its statutory surplus. By utilizing fronting arrangements, we were able to use the availability, capacity and rating status of the fronting insurers to market insurance. With our insurance subsidiary’s rating upgrade, we were able to eliminate most of our fronting relationships by May 2005 and become the direct writer of substantially all of the policies produced by CoverX. We currently only use fronting arrangements when they serve our business purpose and CoverX has continued to provide broker and general agent services to third party insurers although we do not expect revenues generated from such services to be significant.

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

This change in our business model impacted our operating results and the comparability of 2006 to 2005 and 2005 to 2004 operating results in several ways, including the following:

•	Direct, Assumed and Ceded Written Premiums: The elimination of the fronting arrangement resulted in an increase in our direct written premiums because we no longer relied on fronting insurers to directly write insurance that we then reinsured or placed with other reinsurers. The increase in our direct written premiums resulted in a corresponding decrease in our assumed written premiums, and an increase in our ceded written premiums from 2004 to 2006.

•	Net Written and Earned Premiums: The change in business model did not have a significant impact on our net written or earned premiums.

•	Insurance Underwriting Commissions: Under the fronting model, we received fixed rate commission income on all premiums produced by CoverX for fronting insurers, as well as profit sharing commission income on all premiums produced that were retained by fronting insurers or ceded to third party insurers. Under the direct writing model, we do not report commission income on premiums written by our insurance subsidiaries because they are eliminated for consolidated financial statement purposes. The change in our business model therefore resulted in a decrease of our insurance underwriting commission income from 2004 to 2006.

•	Assumed Reinsurance Commission Expense: Under the fronting model, other operating expenses included fixed commissions incurred under assumed reinsurance agreements with the fronting insurers, and, in some cases, profit sharing expense incurred related to assumed reinsurance agreements. The fronting fees charged to us by the fronting insurers were added to the commission expenses incurred or were deducted from the fixed commissions earned by CoverX. The change in our business model therefore resulted in a decrease of our assumed reinsurance commission expense from 2004 to 2006.

•	Ceded Reinsurance Commissions: Under the direct writing model, we earn ceding commissions on insurance risks ceded from FMIC to third party insurers under reinsurance treaties and earn ceded profit sharing commissions on ceded reinsurance. Under the fronting model, these ceding commissions were paid to the fronting insurer by the reinsurers who received the corresponding premiums. Both of these items are reported as an offset to our other operating expenses. The change in our business model resulted in an increase in our ceded reinsurance commissions from 2004 to 2006.

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

When a claim is reported to us, our claims department completes a case-basis valuation and establishes a case reserve for the estimated amount of the ultimate payment as soon as practicable after receiving notice of a claim and after it has sufficient information to form a judgment about the probable ultimate losses and loss adjustment expenses associated with that claim.

We take into consideration the facts and circumstances for each claim filed as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expenses based on our experience and industry data, and expected future trends in loss costs. The amount of unpaid losses and loss adjustment expense for reported claims, which we refer to as case reserves, is based primarily upon a claim by claim evaluation of coverage, including an evaluation of the following factors:

•	the type of loss;

•	the severity of injury or damage;

•	our knowledge of the circumstances surrounding the claim;

•	jurisdiction of the occurrence;

•	policy provisions related to the claim;

•	expenses intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims, costs of outside adjusters and experts, and all other expenses which are identified to the case; and

•	any other information considered pertinent to estimating the indemnity and expense exposure presented by the claim.

Our claims department updates their case-basis valuations continuously to incorporate new information. We also use actuarial analyses to estimate both the costs of losses and allocated loss adjustment expenses that have been incurred but not reported to us and the expected development of costs of losses and loss adjustment expenses on open reported cases.

We determine IBNR reserve estimates separately for our security classes and for our other specialty classes, since we have extensive historical experience data on the security classes and limited historical experience data for our other specialty classes. For security classes, our IBNR reserve estimates are determined using our actual historical loss and loss adjustment expense experience and reporting patterns from our loss and loss adjustment expense database which covers the last 22 years. For other specialty classes, for which we have seven years or less of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs and industry reporting patterns applicable to our classes, from industry sources including actuarial circulars published by Insurance Services Offices (ISO) in combination with our actual paid and incurred loss and loss adjustment expenses and reporting patterns. Our estimates also include estimates of future trends that may affect the frequency of claims and changes in the average cost of potential future claims.

We also estimate bulk reserves for our unallocated loss adjustment expenses not specifically identified to a particular claim, namely our internal claims department salaries and associated general overhead and administrative expenses associated with the adjustment and processing of claims. These estimates, which are referred to as ULAE reserves, are based on internal cost studies and analyses reflecting the relationship of unallocated loss adjustment expenses paid to actual paid and incurred losses. We select factors that are applied to case reserves and to IBNR reserve estimates in order to estimate the amount of unallocated loss reserves applicable to estimated loss reserves at the balance sheet date.

Our reserves for losses and loss adjustment expenses at December 31, 2006, 2005, and 2004, gross and net of ceded reinsurance were as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross
Case reserves	$47,004	$36,200	$27,929
IBNR and ULAE reserves	144,009	77,664	40,770

Total reserves	$191,013	$113,864	$68,699

Net of reinsurance
Case reserves	$37,376	$32,874	$26,544
IBNR and ULAE reserves	86,711	59,121	36,502

Total	$124,087	$91,995	$63,046

We utilize accepted actuarial methods to arrive at our loss and loss adjustment expense IBNR reserve estimates. The determination of our best estimate of ultimate loss and loss adjustment expenses and IBNR reserves requires significant actuarial analysis and judgment, both in application of these methods and in the use of the results of these methods. The principal methods we use include:

•	The Loss Development Method — based on paid and reported losses and loss adjustment expenses and loss and loss adjustment expense reporting and payment and reporting patterns;

•	The Bornhuetter-Ferguson Method — based on paid and reported losses and loss adjustment expenses, expected loss and loss adjustment expense ratios, and loss and loss adjustment expense reporting and payment and reporting patterns; and

•	The Expected Loss Ratio Method — based on historical or industry experience, adjusted for changes in premium rates, coverage restrictions and estimated loss cost trends.

Our estimates for security classes and other specialty classes give different weight to each of these methods based upon the amount of historical experience data we have and our judgments as to what method we believe will result in the most accurate estimate. The application of each method for security classes and other specialty classes may change in the future if we determine a different emphasis for each method would result in more accurate estimates.

We apply these methods to net paid and incurred loss and loss adjustment expense and net earned premium information after ceding reinsurance to determine ultimate net loss and loss adjustment expense and net IBNR reserves. Since our ceded reinsurance is principally on a quota share basis, we determine our ceded IBNR reserves based on the ultimate net loss and loss adjustment expense ratios determined in the estimation of our net IBNR reserves. Ceded case reserves are allocated based on monthly or quarterly reinsurance settlement reports prepared in accordance with the reporting and settlement terms of the ceded reinsurance contracts.

For security classes where we have many years of historical experience data, we perform semi-annual analyses of the payment and reporting patterns of losses and loss adjustment expenses as well as reported and closed claims by accident year for security guard, alarm, and safety equipment sub-classes. We have generally relied primarily on the Loss Development Method in calculating ultimate losses and loss adjustment expenses for the more mature accident years, applying our historical loss and loss adjustment expense reporting patterns to paid and incurred losses and loss adjustment expenses reported to date by accident year to estimate ultimate loss and loss adjustment expense and IBNR reserves. Our reserve estimates for the more recent, less mature accident years have relied more on the Bornhuetter-Ferguson Method to calculate expected loss and loss adjustment expense ratios. Although we have calculated the results from the Expected Loss Ratio Method for the less mature years, we have not relied significantly on this method due to the more meaningful results of the other methods we have used for security classes.

During 2006, the Company experienced approximately $1.1 million in net prior year reserve development primarily in the 2000 accident year, offset somewhat by favorable development on prior years unallocated loss adjustment expense reserves. The development on accident year 2000 reserves was concentrated primarily in the safety equipment class as a result of obtaining new information on several high severity cases. See “— Year Ended December 31, 2006 Compared to Year Ended December 31, 2005”, “— Losses and Loss Adjustment Expenses”.

During 2005 the Company experienced approximately $12.8 million in net prior accident year development in its security classes, primarily in accident years 2000 to 2002, principally in the safety equipment sub-class. The prior year reserve development occurred due to new information which emerged during 2005 on a small number of high severity cases, causing increased net case reserve valuations or loss and loss adjustment expense payments of $7.4 million that were not anticipated in our prior years’ IBNR reserve estimates. This development was inconsistent with our historical loss and loss and loss adjustment expense reporting patterns. As a result, we also increased net IBNR reserves by $5.4 million in the affected accident years, and sub-classes, and we increased the expected loss and loss adjustment expense ratios and the reporting patterns used in our reserve estimates for subsequent accident years in those sub-classes. The impact of these increases on our more recent accident years’ IBNR reserves are mitigated somewhat by the purchase of excess reinsurance coverage for high severity cases beginning in June 2004, which was not in place during most of the accident year periods experiencing development on prior year reserves. In addition, our security classes were completely re-underwritten during 2001 and 2002, and large rate increases and extensive use of restrictive and exclusionary coverage policy forms were subsequently implemented, resulting in significant reductions in claims frequency and in reported incurred loss and loss adjustment expense ratios for subsequent accident years. See “— Year Ended December 31, 2005 Compared to Year Ended December 31, 2004”, “— Losses and Loss Adjustment Expenses”.

For other specialty classes, we have relied more on the Bornhuetter-Ferguson Method in calculating our semi-annual reserve estimates. Although we use the Loss Development Method, we have not relied significantly on it as we are still building our experience database for other specialty classes. We have also used the Expected Loss Ratio Method, which we have developed from industry loss cost information, adjusted for changes in premium rates, coverage restrictions, and estimated loss cost trends. We have seven years or less of historical experience of losses and loss adjustment expenses for other specialty classes, so we have relied on industry reporting patterns included in actuarial circulars published by Insurance Services Offices (“ISO”) by sub-class groupings that are consistent with our class profiles within our other specialty classes, in combination with our own historical experience.

From 2000 through 2004, our reserve estimates for other specialty classes utilized industry loss and loss adjustment expense reporting pattern information that was included in actuarial circulars available from ISO in 2000. New, updated ISO industry loss and loss adjustment expense reporting pattern information became available during 2005 which was more detailed for each of the sub-class groupings within other specialty classes. The new industry information reflected higher and slower loss reporting patterns than the industry information that was previously available. This was due to a number of factors, including more recent data, additional data from different sources and more detailed segmentation of the data. During 2005, we compared the new industry reporting pattern information to our actual loss experience and have determined that the new information more closely aligned with our emerging experience, coverage class groupings and limits profiles for other specialty classes. As a result, in the fourth quarter of 2005, we adopted usage of the new industry loss reporting pattern information in our reserve estimates for all accident years, resulting in increases in prior years’ reserves, and in higher 2005 and later accident year reserve estimates. This change in loss reporting pattern assumptions resulted in the majority of the $6.2 million in prior accident year development that occurred in specialty classes during 2005. See “— Year Ended December 31, 2005 Compared to Year Ended December 31, 2004”, “— Losses and Loss Adjustment Expenses”.

Our reserve analysis determines an actuarial point estimate rather than a range of reserve estimates. We do not compute estimated ranges of loss reserves. Because of the inherent variability in liability losses, point estimates using appropriate actuarial methods and reasonable assumptions provide the best estimate of reserves.

We review loss and loss adjustment expense reserves on a regular basis. We supplement this internal review by engaging an independent actuary. The same independent actuary has conducted semi-annual external analyses for us for the past 14 years. The independent actuary also provides the annual reserve certification in accordance with insurance regulatory requirements. The carried reserves reflect management’s best estimate of the outstanding losses and loss adjustment expense liabilities. Management arrived at this estimate after reviewing both the internal and external analyses.

During the first six months of an accident year, for both security classes and other specialty classes, we have used the Expected Loss Ratio Method based on the previous year end estimates for the previous accident year, adjusted for estimated changes in premium rates, coverage restrictions and estimated loss cost trends. We monitor emerging loss experience monthly and make adjustments to the current accident year expected loss ratio as we believe appropriate. Throughout the year we also compare actual emerging loss development on prior accident years to expected loss development included in our prior accident years’ loss reserve estimates and make quarterly interim adjustments to prior years’ reserve estimates during interim reporting periods as we believe appropriate.

Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. The most significant assumptions affecting our IBNR reserve estimates are expected loss and loss adjustment expense ratios, and expected loss and loss adjustment expense reporting patterns. These vary by underwriting class, sub-classes, and accident years, and are subject to uncertainty and variability with respect to any individual accident year and sub-class. Generally, the reserves for the most recent accident years depend heavily on both assumptions. The most recent accident years are characterized by more unreported losses and less information available for settling claims, and have more inherent uncertainty than the reserve estimates for more mature accident years. The more mature accident years depend more on expected loss and loss expense reporting patterns.

The following sensitivity analysis represents reasonably likely levels of variability in these assumptions in the aggregate. Individual classes and sub-classes and accident years have different degrees of variability in both assumptions and it is not reasonably likely that each assumption for each sub-class and accident year would vary in the same direction and to the same extent in the same reporting period. We believe the most meaningful approach to the sensitivity analysis is to vary the ultimate loss and loss adjustment expense estimates that result from application of the assumptions. We apply this approach on an accident year basis, reflecting the reasonably likely differences in variability by level of maturity of the underlying loss experience for each accident year, using variability factors of plus or minus 10% for the most recent accident year, 5% for the preceding accident year, and 2.5% for the second preceding accident year. There is minimal expected variability for accident years at four or more years’ maturity.

The following table includes net ultimate loss and loss adjustment expense amounts by accident year from our statutory filing for our insurance subsidiaries for the year ended December 31, 2006, which are equal to the net ultimate loss and loss adjustment expense amounts by accident year included in our loss and loss adjustment expense reserve estimates in the consolidated financial statements at December 31, 2006. The use of net of ceded reinsurance amounts is most meaningful since the vast majority of our ceded reinsurance is on a quota share basis. We have applied the sensitivity factors to each accident year amount and have calculated the amount of potential net reserve change and the impact on 2006 reported pre-tax income and on net income and stockholders’ equity at

December 31, 2006. We do not believe it is appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.

				Potential
	Ultimate Loss	December 31, 2006		Impact on 2006
	and LAE	Ultimate Losses	Potential	Net Income and
	Sensitivity	and LAE Net of	Impact on 2006	December 31, 2006
	Factor	Ceded Reinsurance	Pre-Tax Income	Stockholders’ Equity
	(Dollars in thousands)

Increased Ultimate Losses & LAE
Accident Year 2006	10.00%	$55,090	$(5,509)	$(3,581)
Accident Year 2005	5.00	35,466	(1,773)	(1,153)
Accident Year 2004	2.50	23,983	(600)	(390)
Decreased Ultimate Losses & LAE
Accident Year 2006	(10.00)%	$55,090	$5,509	$3,581
Accident Year 2005	(5.00)	35,466	1,773	1,153
Accident Year 2004	(2.50)	23,983	600	390

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

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

Results of Operations

On August 17, 2005, we formed a parent holding company, Holdings, to purchase shares of FMFC common stock from certain FMFC stockholders and to exchange shares and options with the remaining stockholders of FMFC. The purchase of shares was financed by the issuance of $65.0 million aggregate principal amount of senior notes by Holdings. On October 16, 2006, Holdings was merged into FMFC with FMFC being the surviving entity.

As a result of the acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Our fiscal 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from January 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through December 31, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis. However, we believe it is the most meaningful way to discuss our operating results for 2006 when comparing them to our operating results for 2005 because it would not be meaningful to discuss the partial period from January 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to December 31, 2005 (Successor).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes our results for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$110,570	$97,722	13%
Commissions and fees	16,692	26,077	(36)
Net investment income	9,713	6,748	44
Net realized gains on investments	517	220	135

Total Operating Revenues	137,492	130,767	5

Operating Expenses
Losses and loss adjustment expenses, net	56,208	55,094	2
Amortization of intangible assets	1,270	1,166	9
Other operating expenses	29,816	34,100	(13)

Total Operating Expenses	87,294	90,360	(3)

Operating Income	50,198	40,407	24
Interest Expense	16,575	4,935	236

Income Before Income Taxes	33,623	35,472	(5)
Income Taxes	11,754	12,637	(7)

Net Income	$21,869	$22,835	(4)%

Loss Ratio	50.8%	56.4%	(5.8 points )
Underwriting Expense Ratio	16.9%	14.3%	1.8 points

Combined Ratio	67.7%	70.7%	(4.0 points )

Premiums Produced

Premiums produced, which consists of all of the premiums billed by CoverX, for the year ended December 31, 2006, were $230.1 million, a $41.6 million or 22% increase over $188.5 million in premiums produced during the year ended December 31, 2005. This growth was primarily attributable to:

•	Approximately $32.6 million in net new business, including a full year of operations in the Northeast and the legal professional liability program, and continued growth in existing markets;

•	$9.0 million increase in premiums on the audit of expiring policies.

Operating Revenue

Net Earned Premiums

	Year Ended
	December 31,
	2006	2005	Change
	(Dollars in thousands)

Written premiums
Direct	$213,842	$168,223	27%
Assumed	4,339	7,673	(43)
Ceded	(75,255)	(70,195)	7

Net written premiums	$142,926	$105,701	35%

Earned premiums
Direct	$206,768	$126,525	63%
Assumed	3,736	17,742	(79)
Ceded	(101,408)	(48,571)	109
Earned but unbilled premiums	1,474	2,026	(27)

Net earned premiums	$110,570	$97,722	13%

Direct written premiums increased $45.6 million, or 27% while direct earned premiums increased $80.2 million, or 63% in the year ended December 31, 2006 compared to the year ended December 31, 2005. The increases in direct written premiums and direct earned premiums were due primarily to the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to write substantially all of the new and renewal policies produced by CoverX. As of December 31, 2006, we had the benefit of a full year of direct written premiums with minimal fronting, which resulted in direct earned premiums increasing at a higher rate than direct written premiums. As of December 31, 2005, while the change in business model had been in effect for a full year, the first six months after the change was more of a gradual shift away from fronting towards directly writing policies and as such, there were lower volumes of policies to be earned as of December 31, 2005.

Assumed written premiums decreased $3.3 million, or 43%, and assumed earned premiums decreased $14.0 million or 79% for the year ended December 31, 2006 compared to the year ended December 31, 2005. These decreases were consistent with the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to directly write substantially all of our premiums produced.

Ceded written premiums increased $5.0 million, or 7%, and ceded earned premiums increased $52.8 million, or 109%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was due to the increase in premiums produced as well as elections to increase premiums ceded under our current quota share arrangement by 10% to 50% in January 2006. This increase was offset by the return to the Company of $39.6 million in ceded written premiums on December 31, 2006 as a result of the Company’s exercise of its election to terminate expiring quota share reinsurance contracts on a cut-off basis, in accordance with the terms of the reinsurance contracts. The $39.6 million in returned premiums will be earned by the Company and reported as net earned premiums during 2007. The time lag between ceded premiums being written and ceded premiums being earned resulted in a more substantial increase in the ceded earned premiums.

Commissions and Fees

	Year Ended
	December 31,
	2006	2005	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$5,789	$15,578	(63)%
Insurance services commissions and fees	10,903	10,499	4

Total commissions and fees	$16,692	$26,077	(36)%

Insurance underwriting commissions and fees decreased $9.8 million or 63% from the year ended December 31, 2005 to the year ended December 31, 2006. This was primarily the result of the change in our business model, which resulted in an increase in direct written premiums as a percentage of premiums produced, and insurance underwriting commissions and fees decreased. This decline was offset by the impact of the increase in premiums produced. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.4 million, or 4%.

Net Investment Income and Realized Gains on Investments

During the year ended December 31, 2006, net investment income earned was $9.7 million, a $3.0 million, or 44% increase from $6.7 million reported in the year ended December 31, 2005 primarily due to the increase in invested assets over the period. At December 31, 2006, invested assets were $297.8 million, a $86.8 million or 41% increase over $211.0 million of invested assets at December 31, 2005 due to increases in net written premiums and proceeds from the issuance of trust preferreds. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 3.9% and 3.5% at December 31, 2006 and December 31, 2005, respectively. The tax equivalent investment yield was 4.66% and 4.08% at December 31, 2006 and December 31, 2005, respectively. The increase was the result of the general increase in market interest rates offset by increased allocation to municipal securities.

During the year ended December 31, 2006 realized capital gains were $0.5 million, a $0.3 million increase over the net realized capital gains of $0.2 million during the year ended December 31, 2005.

Operating Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred during the year ended December 31, 2006 increased by approximately $1.1 million, or 2%, over the year ended December 31, 2005. This increase reflects the growth in net exposures applicable to the approximately 13% increase in net earned premiums, and an increase in the accident year loss and loss adjustment expense ratio, both of which were substantially offset by a $17.9 million decline in prior years reserve development from the level experienced in 2005.

During 2006, the Company experienced approximately $1.1 million in net prior year reserve development primarily in the 2000 accident year, offset somewhat by favorable development on prior years unallocated loss adjustment expense reserves. The development on accident year 2000 reserves was concentrated primarily in the safety equipment class as a result of obtaining new information on several high severity cases.

The increase in the accident year loss and loss adjustment expense ratio was primarily related to the adoption of unpaid industry loss development pattern assumptions in our reserve estimates for other specialty classes during the fourth quarter of 2005, changes in the mix of classes of earned exposures, increased loss and loss adjustment expense cost trends, and increased premium rate competition.

Other Operating Expenses

	Year Ended
	December 31,
	2006	2005	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$16,358	$20,630	(21)%
Ceded reinsurance commissions	(23,507)	(18,551)	27
Other underwriting and operating expenses	36,965	32,021	15

Other operating expenses	$29,816	$34,100	(13)%

During the year ended December 31, 2006, other operating expenses decreased $4.3 million, or 13%, from the year ended December 31, 2005. Amortization of deferred acquisition expenses decreased by $4.3 million or 21% as a result of the growth in net earned premiums, more than offset by a decline in the rate of acquisition expenses on premiums. Ceded reinsurance commissions increased $5.0 million or 27%. This was due to the increase in direct written premiums and ceded premiums, as well as our election to increase premiums ceded under our quota share arrangement by 10% (to 50%) in January 2006. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $4.9 million. Insurance underwriting commissions increased by $5.3 million, and other acquisition costs and general and underwriting expenses increased by $3.4 million. In addition, the aforementioned increase in ceding commissions caused deferrals of acquisition costs to decline by $3.8 million.

Interest Expense

	Year Ended
	December 31,
	2006	2005	Change
	(Dollars in thousands)

Senior notes	$14,695	$3,220	356%
Junior subordinated debentures	1,880	942	100
Other	—	773	N/M

Total interest expense	$16,575	$4,935	236%

Interest expense increased $11.6 million, or 236%, from 2005 to 2006. This increase was principally attributable to a $3.9 million increase in interest expense, $0.7 million of amortization of debt issuance costs, a $3.3 million prepayment penalty, and $4.0 million in write-off of debt issuance costs related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This increase was offset by our redemption of a $5.0 million promissory note, $1.9 million of subordinated notes and the cancellation of our bank credit facility that eliminated other interest expense. Interest expense on the junior subordinated debentures included the change in fair value of the interest rate swap on the junior subordinated debentures as discussed in “— Liquidity and Capital Resources.”

Income Taxes

Our effective tax rates were approximately 35.0% and 35.6% for the years ended December 31, 2006 and 2005, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

As a result of the acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Our fiscal 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from January 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through December 31, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis. However, we believe it is the most meaningful way to discuss our operating results for 2005 when comparing them to our operating results of 2004 because it would not be meaningful to discuss the partial period from January 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to December 31, 2005 (Successor) when comparing 2005 operating results to 2004 operating results.

The following table summarizes our results for the year ended December 31, 2005 and 2004:

	Year Ended
	December 31,
	2005	2004	Change
	(Dollars in thousands)

Operating Revenues
Net earned premiums	$97,722	$61,291	59%
Commissions and fees	26,077	33,730	(23)
Net investment income	6,748	4,619	46
Net realized gains (losses) on investments	220	(120)	(283)

Total Operating Revenues	130,767	99,520	31

Operating Expenses
Losses and loss adjustment expenses, net	55,094	26,854	105
Amortization of intangible assets	1,166	632	84
Other operating expenses	34,100	42,666	(20)

Total Operating Expenses	90,360	70,152	29

Operating Income	40,407	29,368	38
Interest Expense	4,935	1,627	203

Income Before Income Taxes	35,472	27,741	28
Income Taxes	12,637	10,006	26

Net Income	$22,835	$17,735	29%

Loss Ratio	56.4%	43.8%	12.6 points
Underwriting Expense Ratio	14.3%	18.9%	(4.6) points

Combined Ratio	70.7%	62.7%	8.0 points

Premiums Produced

Premiums produced for 2005 were $188.5 million, a $41.6 million or 28% increase over the $146.9 million in premiums produced in 2004. This growth was primarily attributable to:

•	Approximately $24.5 million increase in premiums produced from other specialty classes underwriting operations in the Northeast that began in the year ended June 30, 2005;

•	$11.2 million increase from premiums produced for other specialty classes in established markets, primarily from growth in renewals and audit premiums on expiring policies; and

•	$5.9 million increase from premiums produced for security classes, both new business and renewals and audit premiums on expiring policies.

Operating Revenue

Net Earned Premiums

	Year Ended
	December 31,
	2005	2004	Change
	(Dollars in thousands)

Written premiums
Direct	$168,223	$53,121	217%
Assumed	7,673	38,945	(80)
Ceded	(70,195)	(19,171)	266

Net written premiums	$105,701	$72,895	45%

Earned premiums
Direct	$126,525	$12,510	911%
Assumed	17,742	51,496	(66)
Ceded	(48,571)	(4,279)	1,035
Earned but unbilled premiums	2,026	1,564	30

Net earned premiums	$97,722	$61,291	59%

Direct written premiums increased $115.1 million, or 217%, and direct earned premiums increased $114.0 million, or 911%, in 2005 over 2004 primarily due to the change in our business model in June 2004 as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to directly write substantially all of our premiums produced.

Assumed written premiums decreased $31.3 million, or 80%, and assumed earned premiums decreased $33.8 million or 66%. These decreases were consistent with the change in our business model as a result of which we ceased relying on fronting arrangements under which we assumed insurance from fronting insurers and instead began to directly write substantially all of our premiums produced.

Ceded written premiums increased $51.0 million, or 266%, and ceded earned premiums increased $44.3 million, or 1,035%, in 2005 over 2004. This was due to the increase in direct written premiums and a decision to increase premiums ceded under the current quota share arrangement from 30% to 40% in July 2005. The time lag between ceded premium being written and ceded premium being earned resulted in a more substantial increase in the ceded earned premium.

Commissions and Fees

	Year Ended
	December 31,
	2005	2004	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$15,578	$28,831	(46)%
Insurance services commissions and fees	10,499	4,899	114

Total commissions and fees	$26,077	$33,730	(23)%

Insurance underwriting commissions and fees decreased $13.3 million, or 46%, from 2004 to 2005, primarily as a result of the change in business model, which resulted in an increase in direct written premiums as a percentage of premiums produced and a decrease in third party commissions and fees. This decline was offset by the impact of the increase in premiums produced. Insurance services commissions and fees, which was principally ARPCO income and not related to premiums produced, increased $5.6 million, or 114%, in 2005 over 2004. Due to the acquisition of ARPCO in June 2004, only a half year of ARPCO income was included in the 2004 results.

Net Investment Income and Realized Gains (Losses) on Investments.  For 2005, net investment income earned increased $2.1 million, or 46%, from 2004 primarily due to the increase in invested assets over the period. As of December 31, 2005, invested assets were $211.0 million, a $39.3 million or 23% increase over $171.7 million of invested assets as of December 31, 2004 primarily due to increases in net written premiums. The increase in interest rates of approximately 1% in the intermediate part of the yield curve also contributed to the increased level of investment income. The annualized investment yield (net of investment expenses) on average total investments was 3.5% and 3.2% for the 2005 and 2004, respectively. The tax equivalent investment yield was 4.08% and 3.65% at December 31, 2005 and December 31, 2004, respectively. The increase was the result of the general increase in market rates offset by increased allocation to municipal securities.

For 2005, realized capital gains were $0.2 million versus realized capital losses of $0.1 million for 2004. These portfolio gains were driven by the sale of several convertible securities which occurred in an effort to manage the overall risk of the convertible exposure. In addition, throughout the year, we continued to reduce treasury and corporate bond exposure in favor of what we believe to be a more compelling value in the municipal and asset backed sectors.

Operating Expenses

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred during 2005 increased by approximately $28.2 million, or 105%, over 2004. This increase was due both to the growth in net earned exposures, which was reflected in the approximately 59% increase in net earned premiums and due to the 12.6 percentage point higher loss ratio during 2005 compared to 2004. The increase in loss ratio was due principally to a $19.0 million increase in losses and loss adjustment expenses related to prior accident years. Approximately $12.8 million of the prior accident year development occurred in the security classes, especially in the safety equipment class for the 2000 to 2002 accident years, because we experienced unusually large increases in severity on a small number of reported claims, and also increased our incurred but not reported loss reserve estimates as a result of increasing our assumptions for expected severity of losses.

Approximately $6.2 million of the prior accident year development occurred in other specialty classes primarily due to the adoption of new industry loss development pattern assumptions that became available during 2005. From 2000 through 2004 our reserve estimates for other specialty classes utilized industry development pattern information that was available in 2000. New industry development pattern information became available during 2005. This new industry information reflected higher and more slowly developing loss patterns than the previously available industry information. This was due to a number of factors, including more recent data and more detailed segmentation in the data. We compared the new industry information to our actual loss experience and determined that the updated information aligned more closely with our emerging loss experience, coverage class groupings and limits profiles for other specialty classes. As a result, we adopted usage of the new industry loss development pattern assumptions in our reserve estimates for all accident years during the fourth quarter of 2005, resulting in increases in prior years’ reserves, and in higher 2005 accident year reserve estimates than had been estimated in 2004 for the 2004 accident year.

Other Operating Expenses

	Year Ended
	December 31,
	2005	2004	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$20,630	$15,713	31%
Ceded reinsurance commissions	(18,551)	(4,643)	300
Other underwriting and operating expenses	32,021	31,596	1

Other operating expenses	$34,100	$42,666	(20)%

During 2005, other operating expenses declined by $8.6 million, or 20%, from 2004. Amortization of acquisition expenses increased by $4.9 million, or 31%, as a result of the growth in net earned premiums slightly offset by a decline in the rate of acquisition expenses on premiums as a result of reduced fronting insurer fees. Ceded reinsurance commissions increased $13.9 million or 300% in 2005 over 2004. This was due to the increase in direct written premiums and ceded premiums under our change in business model, as well as our decision in July 2005 to increase premiums ceded under our quota share arrangement by 10% (to 40%). Other underwriting and operating expenses remained relatively constant on a net basis year over year. Included in other underwriting and operating expenses was:

•	Increased CoverX commissions paid to brokers of $6.2 million;

•	Decreased assumed reinsurance commissions of $10.1 million and an increase in the deferral portion of acquisition expenses of $3.2 million, which were consistent with the change in our business model;

•	Increased insurance services expenses of $1.5 million due to the inclusion of a full year of results after the June 2004 acquisition of ARPCO; and

•	Increased general underwriting and operating expenses of $6.0 million due primarily to increased compensation expenses.

Interest Expense

	Year Ended
	December 31,
	2005	2004	Change
	(Dollars in thousands)

Senior notes	$3,220	$—	N/M
Junior subordinated debentures	942	660	43%
Other	773	967	(20)

Total interest expense	$4,935	$1,627	203%

Interest expense increased $3.3 million, or 203%, from 2004 to 2005. The increase was principally attributable to interest on the senior notes issued in August 2005 and a full year of interest on the $20.6 million junior subordinated debentures offset by a reduction in other debt. Interest expense on the junior subordinated debentures included the change in fair value of the interest rate swap on the junior subordinated debentures as discussed in “— Liquidity and Capital Resources.”

Income Taxes.  Our effective tax rates were approximately 35.6% and 36.1% for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

FMFC.  FMFC is a holding company with all of its operations being conducted by its subsidiaries. Accordingly, FMFC has continuing cash needs for primarily administrative expenses, debt service and taxes. Funds to meet these obligations come primarily from management and administrative fees from all of our subsidiaries, and dividends from our non-insurance subsidiaries.

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

No dividends were paid to FMFC by our insurance subsidiaries during the year ended December 31, 2006 or the years ended 2005 or 2004. Our insurance subsidiaries retained all of their earnings in order to support the increase of their written premiums, and we expect this retention of earnings to continue. Our insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of their domiciliary state insurance departments. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2006, FMIC and ANIC may pay dividends in 2007, if declared, of up to $15.7 million without regulatory approval.

Non-insurance Subsidiaries.  The primary sources of our non-insurance subsidiaries’ cash are commissions and fees, policy fees, administrative fees and claims handling and loss control fees. The primary uses of our non-insurance subsidiaries’ cash are commissions paid to brokers, operating expenses, taxes and dividends paid to FMFC. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries, except as may be set forth in our borrowing arrangements.

Cash Flows

Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of preferred stock and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$52,890	$52,190	$28,912
Investing activities	(92,995)	(99,224)	(78,213)
Financing activities	46,040	51,357	49,612

Change in cash and cash equivalents	$5,935	$4,323	$311

For 2006, 2005, and 2004, net cash provided by operating activities totaled $52.9 million, $52.2 million, and $28.9 million, respectively, due primarily to cash received on net written premiums, commissions, fees, and investment income less cash disbursed for operating expenses, losses and loss adjustment expenses and income taxes. The increase in cash provided by operating activities since 2004 primarily reflects the increase in net written premiums during 2005 and 2006. During 2006, operating cash flow was approximately level with 2005, due to the growth in ceded reinsurance premiums. We anticipate receiving approximately $26.8 million in cash during the first quarter of 2007 from our 2006 quota share reinsurers due to our election to terminate the expiring quota share treaties on a cut-off basis effective December 31, 2006. The increase in 2005 was also a result of the change in our business model, as 2005 was the first full year that we no longer relied on a fronting arrangement, but instead wrote substantially all of our premiums produced and ceded to third party reinsurers a portion of those premiums, thus generating higher cash flows.

For 2006, net cash used in investing activities totaled $93.0 million, and was primarily invested in short-term, debt and equity securities. The $6.2 million decrease in net cash used in investing activities for the year ended December 31, 2006 compared to the year ended December 31, 2005 was a result of $5.4 million less cash available from financing activities, a $0.7 million increase in operating cash flow, and an increase of $1.6 million in change in cash and cash equivalents.

For 2005, net cash used in investing activities totaled $99.2 million resulting primarily from our investment of operating cash flows and cash payments in connection with the notes offering and the repurchase of shares of our minority stockholders, which we refer to as the Holdings Transaction. For 2004, net cash used in investing activities totaled $78.2 million resulting primarily from our net investment of operating cash flows, our investment of cash received from the issuance of debt and convertible preferred stock and the acquisition of the ARPCO Group. The increase in 2005 from 2004 was primarily due to the cash used in the Holdings Transaction offset by the timing of the maturities and the related re-investment of short-term and debt securities.

The $46.0 million of net cash provided by financing activities for the year ended December 31, 2006 was primarily attributable to the proceeds from our initial public offering, offset by the repurchase of common stock and the retirement of the senior notes. The $51.4 million of net cash provided by financing activities for the year ended December 31, 2005 was primarily the result of the issuance of $65.0 million aggregate principal amount of senior notes in August 2005, offset by the repayment of $2.0 million of bank debt, a $5.0 million promissory note and $1.9 million of subordinated capital notes. During 2004, net cash provided by financing operations was $49.6 million and included $36.2 million of net proceeds from the issuance of convertible preferred stock, $20.6 million of net proceeds from the issuance of junior subordinated debentures, the issuance of a $5.0 million promissory note and $1.7 million of cash received upon exercise of stock options. Net cash provided by financing activities in 2004 was offset in part by the $13.8 million repayment under a revolving credit facility and other debt payments.

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

Initial public offering

We completed our initial public offering of common stock on October 23, 2006 in which we sold 11,161,764 shares of common stock for $189.7 million. In connection with the offering, on October 23, 2006, we repurchased all of our outstanding senior notes for $69.9 million, paid the holder of our convertible preferred stock $58.0 million pursuant to the terms of our convertible preferred stock, which was also converted into common stock in connection with the initial public offering, and repurchased 1,779,336 shares of common stock. We used the remaining $15.9 million of the net proceeds from the initial public offering, along with available cash of $4.1 million, to make a $20.0 million contribution to the capital of FMIC in October 2006.

Long-term debt

Senior Notes.  We had $65.0 million aggregate principal amount of senior notes outstanding, which were issued by Holdings in August 2005 in connection with the Holdings Transaction. The senior notes were set to mature on August 15, 2012, and bore interest at an annual rate, reset quarterly, equal to the three month LIBOR plus 8%. Interest was payable quarterly with $11.2 million of interest paid during the year ended December 31, 2006. On October 23, 2006, we repurchased all of the outstanding senior notes for $69.9 million, including accrued interest of $1.6 million and a prepayment penalty of $3.3 million.

Junior Subordinated Debentures.  We have $46.4 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $25.8 million of which were issued in December 2006. These debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. At December 31, 2006, the three month LIBOR rate was 5.36%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.

Credit Facility.  In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. There are currently no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.

Derivative Financial Instruments.  Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At December 31, 2006, we had minimal exposure to credit loss on the interest rate swap agreements.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Contractual payments by period:
Long-term debt	$46,394	$—	$—	$—	$46,394
Interest on long-term debt	108,689	3,771	7,543	7,543	89,832
Operating lease obligations	2,491	377	811	728	575
Reserve for losses and loss adjustment expenses	191,013	57,937	76,305	32,219	24,552

Total	$348,587	$62,085	$84,659	$40,490	$161,353

The reserve for losses and loss adjustment expenses payment due by period in the table above are based on the reserve of loss and loss adjustment expenses as of December 31, 2006 and actuarial estimates of expected payout patterns by type of business. As a result, our calculation of the reserve of loss and loss adjustment expenses payment due by period is subject to the same uncertainties associated with determining the level of the reserve of loss and loss adjustment expenses and to the additional uncertainties arising from the difficulty in predicting when claims, including claims that have not yet been incurred but not reported to us, will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors” for a discussion of the uncertainties associated with estimating the reserve for loss and loss adjustment expenses.

The above table includes all interest payments through the stated maturity of the related long-term debt. Variable rate interest obligations are estimated based on interest rates in effect at December 31, 2006, and, as applicable, the variable rate interest included the effects of our interest rate swaps through the expiration of those swap agreements.

Cash and Invested Assets

Our invested assets consist of fixed maturity securities, convertible securities, and money market funds. At December 31, 2006, our investments had a market value of $297.8 million and consisted of the following investments:

	December 31, 2006
	Market Value	% of Portfolio
	(Dollars in thousands)

Money Market Funds	$34,323	11.5%
Treasury Securities	8,864	3.0%
Agency Securities	1,045	0.4%
Corp / Preferred	29,294	9.8%
Municipal Bonds	139,775	46.9%
Asset backed Securities	42,627	14.3%
Mortgages	19,533	6.6%
Convertible Securities	22,369	7.5%
Other	11	0.0%

Total	$297,841	100.0%

The following table shows the composition of the investment portfolio by remaining time to maturity at December 31, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	21.6%
One to two years	13.5%
Two to three years	12.4%
Three to four years	16.5%
Four to five years	13.6%
Five to seven years	11.1%
More than seven years	11.3%

Total	100.0%

The primary goals of our investment portfolio are to:

•	accumulate and preserve capital;

•	assure proper levels of liquidity;

•	optimize total after tax return subject to acceptable risk levels;

•	provide an acceptable and stable level of current income; and

•	approximate duration match between investments and our liabilities.

In keeping with these goals, we maintain an investment portfolio consisting primarily of high grade fixed income securities. Our investment policy is developed by the investment committee of the board of directors and is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject.

We have structured our investment policy to manage the various risks inherent in achieving our objectives. Credit-related risk is addressed by limiting minimum weighted-average portfolio credit quality to AA. Per issue credit limits have been set to limit exposure to single issue credit events. With the exception of convertible securities, which according to our investment policy may comprise up to 20% of our portfolio, all investments must be rated investment grade at the time of purchase with no more than 30% of the aggregate portfolio held in BBB rated securities. In addition, the convertible sector of the portfolio must maintain a weighted average credit quality of investment grade. Interest rate risk or duration risk management was tied to the duration of the liability reserves. The effective duration of the portfolio as of December 31, 2006 is approximately 3.0 years and the tax-effected duration was 2.6 years. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 3.9% and 3.5% for year-end 2006 and 2005, respectively. The increase was the result of the general increase in market rates offset by increased allocation to municipal securities. Our investment policy establishes diversification requirements across various fixed income sectors including governments, agencies, mortgage and asset backed securities, corporate bonds, preferred stocks, municipal bonds and convertible securities. Although our investment policy allows for investments in equity securities, we have virtually no current exposure nor have any current plans to add exposure to equities. Convertible securities are utilized as a means of achieving equity exposure with lower long-term volatility than the broad equity market while having the added benefit of being treated as bonds from a statutory perspective.

We utilize a variety of investment managers, each with its own specialty. Each of these managers has authority and discretion to buy and sell securities subject to guidelines established by our investment committee. Management monitors the investment managers as well as our investment results with the assistance of an investment advisor that has been advising us since early 1990. Our investment advisor is independent of our investment managers and the funds in which we invest. Each manager is measured against a customized benchmark on a monthly basis. Investment performance and market conditions are continually monitored. The investment committee reviews our investment results quarterly.

The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at December 31, 2006. The majority of the investments rated BBB and below are convertible securities and were rated higher at the time of purchase. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2006 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	76.0%
AA	9.2%
A	7.1%
BBB	6.5%
BB	0.7%
B	0.3%
CCC	0.1%
CC	0.0%
C	0.1%
NR	0.0%

Total	100.0%

Cash and cash equivalents consisted of cash on hand of $14.3 million at December 31, 2006.

At December 31, 2006 the total unrealized loss of all impaired securities totaled $2.7 million. This represents approximately 0.9% of year-end invested assets of $297.8 million. This unrealized loss position was the result of the continual increase in short term and intermediate term interest rates that has taken place over the past approximately 3 years. These unrealized losses have persisted due to the series of tightenings by the Federal Reserve resulting in a significant increase in interest rates of approximately 200 basis points in the intermediate part of the yield curve over the past 36 months. These losses are substantially all a result of bond prices dropping due to the general increase in interest rates and not credit related circumstances. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the portfolio is approximately 3.0 years. We expect to hold the majority of these temporarily impaired securities until maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are inconsequential. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities, we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we do not have the intent and ability to hold these securities until they mature or recover in value.

Below is a table that illustrates the unrecognized impairment loss by sector. The substantial rise in interest rates was the primary factor leading to impairment. All asset sectors were affected by the overall increase in rates as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of Impairment
Sector	at December 31, 2006
(Dollars in thousands)

Debt Securities
U.S. government securities	$(375)
Government agency mortgage-backed securities	(212)
Government agency obligations	(27)
Collateralized mortgage obligations and other asset-backed securities	(245)
Obligations of states and political subdivisions	(1,200)
Corporate bonds	(569)

Total Debt Securities	(2,628)
Preferred stocks	(59)

Total	$(2,687)

The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The vast majority of our unrecognized impairment losses are investment grade and “AAA” rated. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.

The table below illustrates the breakdown by investment grade and non investment grade unrealized loss as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The average unrealized loss as a percent of amortized cost is 1.4% of the portfolio.

	% of Total	Total		Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Total Loss	as % of Amortized Cost	> 12 Months
	(Dollars in thousands)

Non Investment Grade	0.5%	$982	$(35)	(3.6)%	100.0%
Investment Grade	99.5%	192,308	(2,652)	(1.4)%	74.7%

Total	100.0%	$193,290	$(2,687)	(1.4)%	75.1%

For those securities trading at a loss, approximately 0.5% of the securities are non investment grade. In general we view these issues as having a reasonable probability of recovering full value. These issues are continually monitored and may be classified in the future as being other than temporarily impaired. The balance, or 99.5% of those securities trading at a loss, is investment grade. The majority of these securities are “AAA” or “AA” rated.

The largest concentration of temporarily impaired securities is obligations of states and political subdivisions at approximately 44.6% of the total loss. These securities are highly rated and have been affected primarily by the current interest rate environment. The next highest concentration of temporarily impaired securities is Corporate bonds at 21.2% of the total loss. These issues have been affected as well by the overall level of interest rates. The next highest concentration of temporarily impaired securities are U.S. government securities at 14.0% of the total loss, followed by Collateralized mortgage obligations and other asset-backed securities at 9.1%, Government agency mortgage-backed securities at 7.9%, Preferred stocks at 2.2% and lastly government agency obligations at 1.0%. These unrealized losses are due to the rise in rates as well.

For 2006 and 2005, we sold approximately $33.5 million and $37.4 million, respectively, of market value of securities, which were trading below amortized cost while recording a realized loss of $0.8 million and $0.6 million, respectively. This loss represented 2.4% for 2006 and 1.6% for 2005 of the amortized cost of the positions. We sold U.S. government securities to purchase other securities. We also sold some isolated positions of corporate, convertible and municipal bonds. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.

Deferred Policy Acquisition Costs

We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the year ended December 31, 2006, $25.1 million of the costs were deferred. Deferred policy acquisition costs totaled $18.5 million, or 22.7% of unearned premiums (net of reinsurance), at December 31, 2006.

On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provision of the quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the December 31, 2006 unearned premiums that had been ceded 50% up until contract expiration. The amount of the previously ceded net unearned premium reserve that was returned to the Company as a result of the cut-off termination election is $39.6 million. As those premiums are earned during 2007, they will be reported in the Company’s net earned premiums. We had previously recorded the related $12.8 million in ceded commissions as a reduction in deferred acquisition costs. Those commissions are included in deferred acquisition costs reported at December 31, 2006, and will be amortized during 2007 as the related unearned premiums are earned.

Loss and Loss Adjustment Expense Reserves

Losses and loss adjustment expenses.  We maintain reserves to cover our estimated ultimate losses under all insurance policies that we write and our loss adjustment expenses relating to the investigation and settlement of policy claims. The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on open reported cases, which are referred to as IBNR reserves. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses. We do not discount the reserves for losses and loss adjustment expenses.

Our reserves consist entirely of reserves for liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by us under reinsurance contracts. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process, requiring the use of informed estimates and judgments. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current results of operations. For a further discussion of how we determine our loss and loss adjustment expense reserves and the uncertainty surrounding those estimates, see “— Critical Accounting Policies — Loss and Loss Adjustment Expense Reserves”.

Reconciliation of Unpaid Losses and Loss Adjustment Expenses

We establish a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following table represents changes in our aggregate reserves during 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)

Balance, January 1	$113,864	$68,699	$61,727
Less reinsurance recoverables	21,869	5,653	5,083

Net balance, January 1	91,995	63,046	56,644

Incurred related to
Current year	55,090	36,052	25,157
Prior years	1,118	19,042	1,697

Total incurred	56,208	55,094	26,854

Paid related to
Current year	1,605	2,119	498
Prior years	22,511	24,026	19,954

Total paid	24,116	26,145	20,452

Net balance, December 31	124,087	91,995	63,046
Plus reinsurance recoverables	66,926	21,869	5,653

Balance, December 31	$191,013	$113,864	$68,699

During 2006, the Company experienced approximately $1.1 million in net prior year reserve development principally in the 2000 accident year, offset somewhat by favorable development on prior years unallocated loss adjustment expense reserves. The development on accident year 2000 reserves was concentrated primarily in the safety equipment class as a result of obtaining new information on several high severity cases.

During 2005, we experienced adverse development in the loss and loss adjustment expense reserves for accident years 2000 through 2002, with respect to policies written for security classes, especially in the safety equipment installation and service class. The prior year reserve development occurred due to new information which emerged during 2005 on a small number of complex high severity cases, causing increased net case reserve valuations or loss and loss adjustment expense payments of $7.4 million that were not anticipated in our prior years’ IBNR reserve estimates. This development was inconsistent with our historical loss and loss and loss adjustment expense reporting patterns. Our historic reporting patterns for this class generally reflect minimal development beyond the fourth year of maturity. The loss development on policies written during 1999 to 2001 has been volatile, and more slowly developing, compared to expectations based on our historic loss emergence patterns that are associated with the same classes of policies. The overall loss experience on these policies has been significantly worse than our insurance subsidiaries’ historic experience on policies written both before and after this period. In response to the adverse loss development in 2005, we have increased our reserves applicable to prior accident years for security classes by approximately $12.8 million.

Our loss experience on policies that we wrote for the safety equipment installation and service class during 1999 to 2001 has been significantly worse than on policies written for other security classes, with an average loss and loss adjustment expense ratio of approximately 188% during those accident years. We have written the safety equipment class throughout our history on a profitable basis, and we expanded our writings in this class dramatically from 1999 through 2001, primarily through writing new policies for former customers of several competitors who exited the property casualty markets during that period. Our underwriters relied on loss history data provided by the former competitors and increased premium rates accordingly on these policies, and we expected the new policies to be profitable.

While we increased the prices on new policies from those charged by the previous insurers, the historical loss information we used to underwrite some of the new policies was based on information provided by previous insurers who left the market, and much of that information was later found to be inaccurate or incomplete. In retrospect, premium rates for new policies written for the safety equipment installation and service class during this period ultimately proved to be inadequate. The impact of the inadequate premium rates was compounded by our growth in the safety equipment installation and service class during that period. In reaction to the observed deterioration in the loss experience of the safety equipment installation and service class, we implemented a number of changes in both the safety equipment installation and service class and other security classes, many of these changes coincided with and were facilitated by the “hard market” conditions that emerged during this period, and include the following:

•	Extensive re-underwriting of policies during 2001 and 2002;

•	Adoption of more stringent underwriting standards;

•	De-emphasis of unprofitable markets;

•	Increased premium rates from 2002 to 2005;

•	Implementation of many coverage exclusions, restrictions, endorsements, and higher deductibles in 2002 and 2003;

•	Implementation of improved audit premium and deductible procedures and controls; and

•	Beginning in June 2004, our purchase of excess reinsurance so that we reduced our net per occurrence losses and loss adjustment expense retention by 50%.

As a result of these actions, net incurred losses and loss adjustment expenses and the net incurred loss ratios and frequency of losses for the 2003 to 2005 accident years on policies written for security classes have improved significantly in comparison to the 1999 to 2002 accident years, which resulted in overall improved calendar year loss ratios from 2003 through 2006.

In addition, we increased our reserves applicable to policies written for other specialty classes by approximately $6.2 million, principally as a result of using updated industry loss development factors, which became available to us during 2005, in the calculations of ultimate expected losses and reserves on those classes. These updated factors indicate that losses are expected to emerge more slowly than what was reflected in the previous industry development factors that we used. We began writing for other specialty classes in 2000 and have six years or less of our own historical loss experience for these classes. Consequently, we have relied significantly on industry development factors in our reserve estimates. As our historical experience increases, we will be able to give more weight to our own experience and reduce the amount of weight given to industry experience in our reserve estimates.

From 2000 through 2004, we had used an earlier set of available industry development factors from a study published in 2000 for other specialty classes. We adopted the industry development factors that became available during 2005 because they reflected more recent industry experience, were separated into losses and loss adjustment expenses and in more class and coverage limit segments that aligned more closely with our classifications and coverage limits, and were more closely aligned with our actual emerging experience. The increases and decreases in incurred losses related to prior accident years, as reflected in the preceding table for 2004 and 2003, primarily resulted from differences in actual versus expected loss development.

Loss Development.  Below is a table showing the development of our reserves for unpaid losses and loss adjustment expenses for us for report years 1996 through 2006. The table portrays the changes in the loss and loss adjustment expenses reserves in subsequent years relative to the prior loss estimates based on experience as of the end of each succeeding year, on a GAAP basis.

The first line of the table shows, for the years indicated, the net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 1996 it was estimated that $48.0 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 1996, whether reported or unreported to our insurance subsidiaries.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $48.0 million was re-estimated to be $32.3 million at December 31, 2006. The increase/decrease from the original estimate would generally be a combination of factors, including:

•	reserves being settled for amounts different from the amounts originally estimated;

•	reserves being increased or decreased for individual claims that remain open as more information becomes known about those individual claims; and

•	more or fewer claims being reported after December 31, 1996 than had been reported before that date.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means that the original estimate was higher than the current estimate for reserves; a deficiency means that the current estimate is higher than the original estimate for reserves. For example, because the reserves established as of December 31, 1996 at $48.0 million were reestablished at December 31, 2006 at $32.3 million, it was re-estimated that the reserves which were established as of December 31, 1996 included a $15.7 million redundancy.

The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $48.0 million as of December 31, 1996 by December 31, 2006 (ten years later) $32.2 million actually had been paid in settlement of the claims which pertain to the reserve as of December 31, 1996.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

ANIC’s reserves averaged approximately 13% of our total reserves for each year in the ten year period ended December 31, 2006. From 1996 through 2001, ANIC’s reserves were primarily applicable to ANIC’s non-standard personal auto and commercial multi-peril business lines, which were discontinued in 2001. Beginning in 2002, ANIC’s reserves were derived primarily from its assumed quota share of a portion of the premiums produced by CoverX.

Analysis of Unpaid Loss and Loss Adjustment Expense Development

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

Net reserve for unpaid losses and loss adjustment expenses	$48,018	$37,714	$32,023	$31,561	$34,498	$46,617	$54,507	$56,644	$63,046	$91,995	$124,087
Net reserves re-estimated at December 31:
One year later	47,044	33,364	27,286	27,926	34,677	47,744	56,023	58,342	82,087	93,113
Two years later	43,286	28,801	21,363	26,967	35,789	52,212	61,968	78,214	83,844
Three years later	38,796	22,877	19,030	27,932	37,774	59,665	81,339	80,314
Four years later	33,224	21,824	19,367	28,108	40,026	73,785	83,624
Five years later	32,447	22,148	18,892	28,770	45,470	76,375
Six years later	32,953	21,482	18,917	30,219	47,769
Seven years later	32,275	21,677	19,605	30,478
Eight year later	32,330	22,255	19,541
Nine years later	32,290	22,226
Ten years later	32,285
Cumulative redundancy (deficiency) on net reserves	15,733	15,488	12,482	1,083	(13,271)	(29,758)	(29,117)	(23,670)	(20,798)	(1,118)	124,087
Cumulative amount of net liability paid through December 31:
One year later	15,064	8,224	5,810	7,855	9,791	13,999	18,757	19,955	24,025
Two years later	22,564	12,975	10,737	14,063	19,060	30,603	37,249	40,487
Three years later	26,186	16,435	13,303	19,856	27,724	43,950	55,262
Four years later	28,455	18,198	15,918	24,039	33,839	56,471
Five years later	29,685	19,886	17,382	26,900	38,525
Six years later	31,024	20,657	18,198	28,328
Seven years later	31,627	21,223	18,583
Eight year later	31,984	21,584
Nine years later	32,183
Ten years later
Gross reserves — end of year	56,308	45,221	37,653	36,083	36,150	48,143	59,449	61,727	68,699	113,864	191,013
Reinsurance recoverable on unpaid losses	8,290	7,507	5,630	4,522	1,652	1,526	4,942	5,083	5,653	21,869	66,926

Net reserves — end of year	48,018	37,714	32,023	31,561	34,498	46,617	54,507	56,644	63,046	91,995	124,087
Gross reserves — re-estimated at 12/31/06	39,452	29,524	26,986	35,205	51,221	81,041	90,243	86,894	91,497	116,014
Reinsurance recoverable on unpaid losses — re-estimated at 12/31/06	7,167	7,298	7,445	4,727	3,452	4,666	6,619	6,580	7,653	22,901

Net reserves — re-estimated at 12/31/06	32,285	22,226	19,541	30,478	47,769	76,375	83,624	80,314	83,844	93,113
Cumulative redundancy (deficiency) on gross reserves	16,856	15,697	10,667	878	(15,071)	(32,898)	(30,794)	(25,167)	(22,798)	(2,150)

Factors contributing to the reserve development in the preceding table are as follows:

From 1996 through 1998, our insurance subsidiaries experienced significant favorable development of their reserves, reflecting redundancies in all years. This development was significantly influenced by the police and public officials classes of business which FMIC’s predecessor organization, First Mercury Syndicate (“FMS”) began writing in 1991, and FMIC stopped writing in 1996. Early reported losses and loss adjustment expense emergence in those classes was worse than industry experience, and estimated ultimate losses and loss adjustment expenses and related reserves were based on a continuation of the adverse trend and use of industry development factors. In addition, FMS’s loss and loss adjustment experience data only went back to FMS’s formation in 1985, so greater weight was given to industry data compared to our claims experience in establishing IBNR. As our policies in the accident years matured, the loss trends moderated and ultimate losses and loss adjustment expenses emerged lower than the industry data indications.

From 2000 through 2004, the reserves gave greater weight to loss development patterns from our historical experience through 1998, and were adjusted for differences between actual and expected development as losses and loss adjustment expenses emerged. During 2005, a significant amount of adverse development occurred related to accident years 2000 through 2002, and our insurance subsidiaries increased their reserves accordingly. In addition, we increased our reserves applicable to other specialty classes, principally as a result of using updated industry loss development factors, which became available during 2005, in the calculations of ultimate expected losses and reserves on other specialty classes.

During 2006, the Company experienced approximately $1.1 million in net prior year reserve development primarily in the 2000 accident year, offset somewhat by favorable development on prior years unallocated loss adjustment expense reserves. The development on accident year 2000 reserves was concentrated primarily in the safety equipment class as a result of obtaining new information on several high severity cases.

Because the loss table above is prepared on a reported year basis, the $20.8 million and $22.8 million in unfavorable net reserve and gross reserve development, respectively, on the December 31, 2004 net and gross reported reserves appears in the applicable reported year that coincides with the related accident years affected and is repeated in each subsequent year through 2005.

For policies written from the middle of 2002 through the present, historical experience for security classes has improved due to the underwriting initiatives taken in response to the deterioration in loss experience for the 1999 through 2001 accident years, especially in the safety equipment installation and service class.

Reinsurance

Our insurance subsidiaries cede insurance risk to reinsurers to diversify their risks and limit their maximum loss arising from large or unusually hazardous risks or catastrophic events. Additionally, our insurance subsidiaries use reinsurance in order to limit the amount of capital needed to support their operations and to facilitate growth. Reinsurance involves a primary insurance company transferring, or ceding, a portion of its premium and losses in order to control its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurer to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

In June 2004, following the investment in our convertible preferred stock, FMFC contributed additional capital to FMIC, resulting in an increase in FMIC’s statutory surplus of $26.0 million. Shortly thereafter, A.M. Best raised FMIC’s financial strength rating to “A−” and size rating to “VII,” thus qualifying it to be the direct writer of substantially all of the premiums produced by CoverX. On May 1, 2005, the prior assumed reinsurance contracts terminated. By December 31, 2005, substantially all premiums produced were written directly by FMIC.

FMIC entered into ceding reinsurance contracts effective June 2004, ceding per occurrence coverages in excess of $500,000 per risk, and ceding 39% of its net retention to an unaffiliated reinsurer (30%) and to ANIC (9%), increasing the combined net retention of our insurance subsidiaries to 70% of the first $500,000 per occurrence. We increased the premiums ceded under quota share agreements with unaffiliated reinsurers to 40% in July 2005 and 50% in January 2006.

During 2006, we maintained a 50% quota share on all of our business other than our legal professional liability class, for which we maintained a variable 70% to 85% quota share, and our umbrella policies, for which we maintained a 90% quota share.

On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provisions of these quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the $39.6 million unearned premiums as of December 31, 2006 that had been ceded prior to contract expiration. This amount of previously ceded net unearned premium reserve was returned to the Company as a result of the cut-off termination election. As those premiums are earned during 2007, they will be reported in the Company’s net earned premiums. We had previously recorded $12.8 million in ceded commissions related to the $39.6 million of unearned premiums as a reduction in deferred acquisition costs. Those commissions are included in deferred acquisition costs reported at December 31, 2006, and will be amortized during 2007 as the related unearned premiums are earned.

Effective January 1, 2007, we purchased 35% quota share reinsurance to replace the expiring 50% for policies issued with effective dates beginning January 1, 2007. Our excess of loss reinsurance is used to limit our maximum exposure per claim occurrence. We currently maintain a $500,000 excess of $500,000 per occurrence coverage, which was renewed on January 1, 2007. On January 1, 2007 we extended the 90% quota share reinsurance applicable to umbrella policies through March 31, 2007, and this treaty is scheduled for renewal on April 1, 2007, as is the quota share treaty for the legal professional liability class.

We have historically adjusted our level of quota share reinsurance based on our premiums produced and our level of capitalization, as well as our risk appetite for a particular type of business. We believe that the current reinsurance market for the lines of business that we insure is stable in both capacity and pricing. In addition, we do not anticipate structural changes to our reinsurance strategies, but rather will continue to adjust our level of quota share and excess of loss reinsurance based on our premiums produced, level of capitalization and risk appetite. As a result, we believe that we will continue to be able to execute our reinsurance strategies on a basis consistent with our historical and current reinsurance structures.

The following table illustrates our direct written premiums and ceded for the years ended December 31, 2006, 2005 and 2004:

	Direct Written Premiums and
	Premiums Ceded
	Year Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)

Direct written premiums	$213,842	$168,223	$53,121
Ceded written premiums	(75,255)	(70,195)	(19,171)

Net written premiums	$138,587	$98,028	$33,950

Ceded written premiums as percentage of direct written premiums	35.2%	41.7%	36.1%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Ceded written premiums	$75,255	$70,195	$19,171
Ceded premiums earned	101,408	48,571	4,279
Losses and loss adjustment expenses ceded	53,237	20,962	2,261
Ceding commissions	30,763	14,805	1,036

Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $48.7 million net cash paid for the year ended December 31, 2006 compared to net cash paid of $48.4 million for the year ended December 31, 2005. We paid approximately $12.8 million for the year ended December 31, 2004. As a result of the above described election to exercise the cut-off termination option with respect to the 2006 50% ceded quota share reinsurance contracts, $26.8 million is due to the Company from the quota share reinsurers. This amount is reported in premiums and reinsurance balances receivable in our December 31, 2006 balance sheet, and receipt of the cash is due during the first quarter of 2007 in accordance with the reinsurance contract terms.

The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On December 31, 2006, all reinsurance contracts to which we were a party, except one, were with companies with A.M. Best ratings of “A” or better. We have not recorded a reserve against the reinsurance balance recoverable from Alea North America Insurance Company, rated NR-4 (company request) by A.M. Best, because it is not currently payable. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On December 31, 2006, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

On December 31, 2006 and December 31, 2005, FMFC had a net amount of recoverables from reinsurers of $99.6 million and $49.2 million, respectively, on a consolidated basis. The following is a summary of our insurance subsidiaries’ net reinsurance recoverables by reinsurer:

		Net Amount	Net Amount
		Recoverable as of	Recoverable as of
		December 31,	December 31,
	A.M. Best Rating	2006	2005
		(Dollars in thousands)

ACE Property & Casualty Insurance Company	A+	$69,093	$34,900
GE Reinsurance Corp.	A	18,010	10,699
Platinum Underwriters Reinsurance, Inc.	A	5,883	—
Berkley Insurance Company	A	1,644	2,514
Alea North America Insurance Company	NR-4	14	176
Other	(1)	4,974	882

Total		$99,618	$49,171

(1)	- all other reinsurers carry an A.M. Best rating of “A” and above

The reinsurance market moves in pricing cycles which are correlated with the primary insurance market. Thus, after experiencing adverse reserve development due to inadequate pricing during the soft market, the amount of capacity in the reinsurance market has decreased. This has in turn placed upward pressure on reinsurance prices and restricted terms.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal periods beginning after September 15, 2006. The Company does not expect that SFAS No. 155 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 but does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 was effective for the fourth quarter of 2006 and did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer or a reinsurer.

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB−” or higher by Standard & Poor’s. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a variety of tools and analysis to as part of this process. If a security rated “BBB−” or higher by Standard & Poor’s at the time that we purchase it and is then downgraded below “BBB−” while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A−” or better. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. In addition, we continually monitor rating downgrades involving any of our reinsurers. At December 31, 2006, all but one insignificant reinsurance contract was with companies with A.M. Best ratings of “A” or better.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We manage our exposure to interest rate risk through an asset and liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process. We have $46.4 million cumulative principal amount of floating rate junior subordinated debentures outstanding. We have entered into interest rate swap agreements through 2009 with a combined notional amount of $20.0 million and through 2011 with a notional amount of $25.0 million in order to fix the interest rate on this debt, thereby reducing our exposure to interest rate fluctuations with respect to our debentures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006 (Successor Company), the periods August 17, 2005 through December 31, 2005 (Successor Company), January 1, 2005 through August 16, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company). We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mercury Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 (Successor Company), the periods August 17, 2005 through December 31, 2005 (Successor Company), January 1, 2005 through August 16, 2005 (Predecessor Company), and for the year ended December 31, 2004 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, controlling ownership of the predecessor company was acquired in a purchase transaction as of August 17, 2005. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the successor company are not comparable to those of the predecessor company.

BDO Seidman, LLP
Troy, Michigan
March 14, 2007

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands, except share and
	per share data)

ASSETS
Investments
Debt securities	$260,323	$182,680
Equity securities and other	3,184	3,333
Short-term	34,334	25,012

Total Investments	297,841	211,025
Cash and cash equivalents	14,335	8,400
Premiums and reinsurance balances receivable	46,090	17,574
Accrued investment income	2,931	2,094
Accrued profit sharing commissions	7,735	9,607
Reinsurance recoverable on paid and unpaid losses	69,437	22,483
Prepaid reinsurance premiums	10,377	36,880
Deferred acquisition costs	18,452	9,700
Deferred federal income taxes	—	5,271
Debt issuance costs, net of amortization	—	4,536
Intangible assets, net of accumulated amortization	37,878	30,645
Receivable — stockholders and related entity	62	2,249
Other assets	7,795	5,133

Total Assets	$512,933	$365,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$191,013	$113,864
Unearned premium reserves	91,803	84,476
Long-term debt	46,394	20,620
Senior notes	—	65,000
Shareholder rights payable	—	5,049
Deferred federal income taxes	1,642	—
Premiums payable to insurance companies	728	3,175
Reinsurance payable on paid losses	2,877	5,425
Accounts payable, accrued expenses, and other liabilities	5,738	3,661

Total Liabilities	340,195	301,270

Stockholders’ Equity
Convertible preferred stock, Series A voting, $0.01 par value; authorized 10,000,000 shares; issued and outstanding 0 and 400 shares	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,330,831 and 4,178,454 shares	174	42
Paid-in-capital	153,600	58,857
Accumulated other comprehensive loss	(761)	(1,284)
Retained earnings	20,323	6,712
Treasury stock; 92,500 shares	(598)	—

Total Stockholders’ Equity	172,738	64,327

Total Liabilities and Stockholders’ Equity	$512,933	$365,597

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Successor		Predecessor
	Year Ended	August 17 to	January 1 to	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands, except share and per share data)

Operating Revenue
Net earned premiums	$110,570	$40,146	$57,576	$61,291
Commissions and fees	16,692	12,428	13,649	33,730
Net investment income	9,713	2,629	4,119	4,619
Net realized gains (losses) on investments	517	278	(58)	(120)

Total Operating Revenues	137,492	55,481	75,286	99,520

Operating Expenses
Losses and loss adjustment expenses, net	56,208	27,022	28,072	26,854
Amortization of deferred acquisition expenses	16,358	7,954	12,676	15,713
Underwriting, agency and other expenses	13,458	5,712	7,758	26,953
Amortization of intangible assets	1,270	434	732	632

Total Operating Expenses	87,294	41,122	49,238	70,152

Operating Income	50,198	14,359	26,048	29,368
Interest Expense	16,615	3,980	1,519	1,697
Change in Fair Value of Derivative Instruments	(40)	(334)	(230)	(70)

Income Before Income Taxes	33,623	10,713	24,759	27,741
Income Taxes	11,754	4,001	8,636	10,006

Net Income	$21,869	$6,712	$16,123	$17,735

Net Income Per Share:
Basic	$2.74	$1.30	$1.12	$1.32

Diluted	$1.58	$0.56	$0.80	$1.05

Weighted Average Shares Outstanding:
Basic	6,907,905	4,146,045	12,536,224	12,041,334

Diluted	13,831,649	12,044,004	20,093,596	16,872,247

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Convertible		Other
	Common	Preferred	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)

Predecessor:
Balance, January 1, 2004	$116	$—	$9,999	$745	$26,009	$(529)	$36,340
Issuance of preferred stock	—	—	36,240	—	—	—	36,240
Exercise of stock options	9	—	1,681	—	—	—	1,690
Stock-based compensation expense	—	—	110	—	—	—	110
Treasury stock purchase	—	—	—	—	—	(100)	(100)
Comprehensive Income
Net Income	—	—	—	—	17,735	—	17,735
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the year	—	—	—	(465)	—	—	(465)
Less reclassification adjustment for losses included in net income	—	—	—	79	—	—	79

Total other comprehensive loss	—	—	—	—	—	—	(386)

Total comprehensive income	—	—	—	—	—	—	17,349

Balance, December 31, 2004	125	—	48,030	359	43,744	(629)	91,629
Stock-based compensation expense	—	—	76	—	—	—	76
Comprehensive Income
Net Income	—	—	—	—	16,123	—	16,123
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	(959)	—	—	(959)
Less reclassification adjustment for losses included in net income	—	—	—	38	—	—	38

Total other comprehensive loss	—	—	—	—	—	—	(921)

Total comprehensive income	—	—	—	—	—	—	15,202

Balance, August 16, 2005	$125	$—	$48,106	$(562)	$59,867	$(629)	$106,907

Successor:
Common stock issued on August 17, 2005 (reflects the new basis of 4,141,454 common shares in connection with the acquisition)	$41	$—	$101,706	$—	$—	$—	$101,747
Predecessor basis adjustment	—	—	(42,912)	—	—	—	(42,912)
Exercise of stock options	1	—	63	—	—	—	64
Comprehensive Income
Net Income	—	—	—	—	6,712	—	6,712
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	(1,103)	—	—	(1,103)
Less reclassification adjustment for gains included in net income	—	—	—	(181)	—	—	(181)

Total other comprehensive loss	—	—	—	—	—	—	(1,284)

Total comprehensive income	—	—	—	—	—	—	5,428

Balance, December 31, 2005	42	—	58,857	(1,284)	6,712	—	64,327
Common stock issued, net of issuance costs	112	—	173,549	—	—	—	173,661
Preferred stock converted to common stock	64	—	(64)	—	—	—	—
Exercise of stock options	3	—	458	—	—	—	461
Stock-based compensation expense	—	—	753	—	—	—	753
Common stock repurchased	(47)	—	(79,953)	—	—	(598)	(80,598)
Dividends paid on convertible preferred stock	—	—	—	—	(8,258)	—	(8,258)
Comprehensive income:
Net income	—	—	—	—	21,869	—	21,869
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	4	—	—	4
Change in fair value of interest rate swap	—	—	—	(12)	—	—	(12)
Less reclassification adjustment for losses included in net income	—	—	—	531	—	—	531

Total other comprehensive loss	—	—	—	—	—	—	523

Total comprehensive income	—	—	—	—	—	—	22,392

Balance, December 31, 2006	$174	$—	$153,600	$(761)	$20,323	$(598)	$172,738

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year Ended	August 17 to	January 1 to	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities
Net Income	$21,869	$6,712	$16,123	$17,735
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,393	915	1,107	1,119
Realized (gains) losses on investments	(517)	(278)	58	120
Deferrals of acquisition costs, net	(8,752)	127	(756)	(2,299)
Deferred income taxes	(288)	(1,757)	(1,512)	1,403
Stock-based compensation expense	753	—	76	110
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(28,516)	(938)	203	1,604
Accrued investment income	(837)	(4)	(335)	(517)
Receivable from related entity	1,865	(1,196)	23	—
Accrued profit sharing commissions	1,872	(3,911)	(2,206)	(1,552)
Reinsurance recoverable on paid and unpaid losses	(46,954)	(5,569)	(10,817)	(471)
Prepaid reinsurance premiums	26,503	(7,591)	(14,397)	(14,892)
Loss and loss adjustment expense reserves	77,149	21,710	23,455	6,972
Unearned premium reserves	7,327	6,698	25,294	28,061
Premiums payable to insurance companies	(2,447)	(1,273)	470	(8,527)
Reinsurance payable on paid losses	(2,548)	195	146	708
Trust preferred investments, including deferred costs	(1,055)	—	—	(1,090)
Other	1,073	(3,891)	5,309	428

Net Cash Provided By Operating Activities	52,890	9,949	42,241	28,912

Cash Flows From Investing Activities
Cost of short-term investments acquired	(298,673)	(52,039)	(158,285)	(128,467)
Proceeds from disposals of short-term investments	289,351	50,038	152,197	116,743
Cost of debt and equity securities acquired	(165,691)	(32,292)	(98,222)	(87,083)
Proceeds from debt and equity securities	89,249	23,917	72,746	41,550
Change in receivable from stockholders	322	(327)	(750)	—
Acquisition, net of cash acquired	(6,351)	(55,297)	(245)	(20,515)
Cost of fixed asset purchases	(1,202)	(348)	(317)	(441)

Net Cash Used In Investing Activities	(92,995)	(66,348)	(32,876)	(78,213)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	173,661	—	—	—
Stock issued on stock options exercised	461	64	—	1,691
Issuance of Series A convertible preferred stock	—	—	—	36,240
Issuance of senior notes, net of debt issuance costs	—	60,208	—	—
Repayment of senior notes	(65,000)	—	—	—
Purchase of treasury stock	(80,598)	—	—	(100)
Payment of shareholder dividend	(8,258)	—	—	—
Issuance of long-term debt	25,774	—	—	—
Net increase (decrease) in other debt	—	(6,915)	(2,000)	11,781

Net Cash Provided By (Used In) Financing Activities	46,040	53,357	(2,000)	49,612

Net Increase (Decrease) In Cash and Cash Equivalents	5,935	(3,042)	7,365	311
Cash and Cash Equivalents, beginning of period	8,400	11,442	4,077	3,766

Cash and Cash Equivalents, end of period	$14,335	$8,400	$11,442	$4,077

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,883	$1,938	$1,712	$1,456
Income taxes	$9,265	$8,049	$6,675	$7,503

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

In October 2006, the Company completed its initial public offering of common stock (see Note 13). Immediately preceding the initial public offering, First Mercury Holdings, Inc. (“Holdings”), formed to complete the $65.0 million Senior Floating Rate Note offering and purchase transaction discussed below and in Note 2, was merged into First Mercury Financial Corporation (“FMFC”) with FMFC the surviving entity.

The consolidated financial statements include the results of FMFC and its subsidiaries. FMFC’s subsidiaries are First Mercury Insurance Company (“FMIC”), All Nation Insurance Company (“ANIC”), CoverX Corporation (“CoverX”), Quantum Direct Service Corporation (“QDSC”), Questt Agency, Inc. (“Questt”), Quantum Insurance Agency, Inc. (“QIA”), Van-American Insurance Services, Inc. (“VAIS”) and ARPCO Holdings, Inc. and its subsidiaries (“AHI”), collectively referred to as “the Company.” All significant intercompany transactions have been eliminated upon consolidation. Minority interest in consolidated subsidiaries is insignificant and is reflected as part of other liabilities and other expenses.

FMIC, an “A−” rated company as determined by A.M. Best, is domiciled in the State of Illinois and is eligible to write general liability insurance in 51 states or jurisdictions. FMIC writes general liability insurance coverage placed by CoverX, and cedes portions of this business to both ANIC and unaffiliated insurance companies.

ANIC is domiciled in the State of Minnesota, is licensed in 15 states, and assumes the same general liability insurance coverage placed by CoverX from FMIC.

CoverX (incorporated in the State of Michigan) is a wholesale insurance agency producing commercial lines (primarily general liability) business on primarily an excess and surplus lines basis for non-affiliated insurers and for FMIC and ANIC. VAIS (incorporated in the State of Alabama) is an inactive retail and wholesale insurance agency.

AHI’s subsidiaries are American Risk Pooling Consultants, Inc., Public Entity Risk Services of Ohio, Inc., a 67.8% equity interest in Public Entity Risk Services of Iowa, Inc. and a 50% equity interest in Integrated Risk Management, Inc., collectively referred to as the “ARPCO Group.” The ARPCO Group is a third party administrator and service provider for five public entity risk pools and an excess reinsurance pool. They provide or coordinate accounting, finance, claim handling, loss control, underwriting, investments and general welfare services for the pools and their members.

The consolidated financial statements also include earnings on investment in First Mercury Financial Capital Trusts I, II and III; wholly-owned, unconsolidated subsidiaries of the Company (see Note 7).

Holdings was formed on July 28, 2005 and on August 17, 2005, issued $65.0 million of Senior Floating Rate Notes due 2012 (“Notes”). Holdings used the net proceeds from the issuance to purchase certain outstanding shares of FMFC common stock, while at the same time issuing convertible preferred shares and common shares to certain former shareholders and option holders of FMFC in exchange for their convertible preferred and common shares. On December 15, 2005, Holdings formed First Mercury Merger Corporation (“FMMC”), and on December 29, 2005 merged FMMC with and into FMFC, with FMFC being the surviving entity (the “Merger”). The remaining common shares of FMFC that were not sold to Holdings under the August 17, 2005 transaction were cancelled and converted into rights for those shareholders to receive cash for their shares from FMFC. At the completion of the December 29, 2005 merger, Holdings owned 100% of the common shares and the convertible preferred shares of FMFC.

This transaction, more fully described in Note 2, was accounted for as a purchase and resulted in a new basis of accounting on August 17, 2005. The financial statements for the period August 17, 2005 through December 31, 2006 are those of the Successor Company. The financial statements for periods prior to August 17, 2005 are those of

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

the Predecessor Company. As a result, the financial statements including and after August 17, 2005 are not comparable to those prior to that date.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which vary in certain respects from statutory accounting principles followed in reporting to insurance regulatory authorities (see Note 16 for a description of such differences).

Following is a description of the more significant risks facing property/casualty insurers and how the Company mitigates those risks:

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk through underwriting and loss adjusting practices, which identify and minimize the adverse impact of this risk.

Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments or an increase in the Company’s interest expense due on its long-term debt. The Company mitigates this risk related to investments by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 2006 and 2005, the estimated market value of the Company’s bond portfolio was lower than its cost. The Company mitigates this risk related to its junior subordinated debentures by entering into interest rate swap agreements, which fix the interest rate on long-term debt (see Note 8).

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses.

Cash Equivalents

The Company considers all short-term investments with a maturity date of three months or less from the date of purchase to be cash equivalents. The carrying amount approximates market value because of the short maturity of those instruments.

Investments

The Company’s marketable investment securities, including short-term investments (money market accounts) held in our investment portfolio, are classified as available-for-sale, and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

The exception of this rule relates to investments with embedded derivatives, primarily convertible debt securities (see “Derivative Instruments and Hedging Activities”).

Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. For government agency mortgage-backed securities and collateralized mortgage obligations and other asset-backed securities, the life of the security is estimated by anticipating prepayments which are considered probable and the timing and the amount of the prepayments can be reasonably estimated. As differences between the estimated and actual prepayments arise, the yield for the security is recalculated based on the current information and the revised prepayment rate. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

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

Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Office building	39 years
Real estate improvements	7-39 years
Data processing equipment	3-8 years
Computer software	3-5 years

Loss and Loss Adjustment Expense Reserves

The reserves for losses and loss adjustment expenses represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, and actuarial estimates for incurred but not reported losses and

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

loss adjustment expenses. The reserves for losses and loss adjustment expenses are intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserves are stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded. Reinsurance recoverables on paid and unpaid losses are reflected as assets. The reserve estimates are continually reviewed and updated; however, the ultimate liability may be more or less than the current estimate. The effects of changes in the estimated reserves are included in the results of operations in the period in which the estimate is revised.

Premiums

Premiums are recognized as earned using the daily pro rata method over the terms of the policies. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies-in-force.

Commissions and Fees

Wholesale agency commissions and fee income from unaffiliated companies are earned at the effective date of the related insurance policies produced by CoverX. Related commissions to retail agencies are concurrently expensed at the effective date of the related insurance policies produced. Profit sharing commissions due from certain insurance companies, based on losses and loss adjustment expense experience, are earned when computed and communicated by the applicable insurance company.

ARPCO Group fees are earned as services are provided under the terms of the administrative and service provider contracts.

Federal Income Taxes

Federal income taxes are calculated using the liability method as specified by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period of enactment.

The Company assesses the likelihood that deferred tax assets will be realized based on available taxable income in carryback periods and in future periods when the deferred tax assets are expected to be deducted in the Company’s tax return. A valuation allowance is established if it is deemed more likely than not that all or a portion of the deferred tax assets will not be realized.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) eliminates the option of accounting for share-based payments using the intrinsic value method and making only pro forma disclosures of the impact on earnings of the cost of stock options and other share-based awards measured using a fair value approach. SFAS 123(R) requires that companies measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period. Prior to adopting SFAS 123(R), the Company recorded stock option expense under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123” (“SFAS 148”).

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Successor		Predecessor
		For the Period	For the Period
		August 17, 2005	January 1, 2005
	For the Year Ended	through	through	For the Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands, except share and per share data)

Net Income	$21,869	$6,712	$16,123	$17,735
Less: Dividends in arrears	2,956	1,329	2,125	1,848

Net income available to common	18,913	5,383	13,998	15,887

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	6,907,905	4,146,045	12,536,224	12,041,334

Dilutive effect of stock options	957,873	823,976	825,239	1,163,968
Dilutive effect of convertible preferred stock	5,112,851	6,434,782	6,434,782	3,666,945
Dilutive effect of cumulative dividends on preferred stock	853,020	639,201	297,351	—

Dilutive number of common and common equivalent shares outstanding	13,831,649	12,044,004	20,093,596	16,872,247

Basic Net Income Per Common Share	$2.74	$1.30	$1.12	$1.32

Diluted Net Income Per Common Share	$1.58	$0.56	$0.80	$1.05

Anti-dilutive securities excluded from diluted net income per common share	22,981	—	—	—

Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income, depending on whether the instrument qualifies as a hedge transaction, and if so, the type of hedge transaction.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Certain of the Company’s financial instruments contain embedded derivatives where the economic characteristics of the embedded instrument do not closely relate to those of the host contract. The Company bifurcates these embedded derivatives under SFAS 133 and recognizes the change in the embedded derivatives in realized gains and losses on the income statement. The fair value of these embedded derivatives, primarily related to investments in convertible debt securities, is included in investments on the balance sheet.

The fair value of the derivative is derived by allocating the fair market value of the host contract in excess of the calculated fair market value of the bond portion of the host contract. At December 31, 2006 and 2005, the fair value of the embedded derivatives was $5.2 million and $3.4 million, respectively.

The Company has also entered into three interest rate swap agreements. Two of these agreements have not been identified as hedging transactions. For these agreements, the change in the fair value is included in Change in Fair Value of Derivative Instruments in the consolidated statements of income. For the agreement that has been designated and qualifies as a cash flow hedge, to the extent the hedge is effective, the change in fair value is included in comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in the statement of income. There was no such ineffectiveness since inception of this hedge in 2006. The fair value of the interest rate swaps are included in Other Assets or Other Liabilities on the balance sheet and represent the estimated amount that the Company would receive (pay) to terminate the derivative contract at the reporting date.

For those derivative instruments that are designated and qualify as hedging instruments, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company has not discontinued hedge accounting during 2006, 2005 or 2004.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Segment Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), operating segments are determined by the management approach which designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

The Company has managed its business on the basis of one operating segment, Insurance Underwriting and Services Operations, in accordance with the qualitative and quantitative criteria established by SFAS 131.

The Company’s operations are conducted throughout the United States of America. The Company’s net earned premiums are derived from substantially similar products.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS 155 is effective for fiscal periods beginning after September 15, 2006. The Company does not expect that SFAS 155 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). This statement clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 but does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB 108 was effective for the fourth quarter of 2006 and did not have any impact on the Company’s financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

Stock Split

On October 16, 2006, in connection with the Company’s public offering of the Company’s common stock, the Company’s Board of Directors and stockholders effected a 925-for-1 split of the Company’s common stock. All share and per share amounts relating to common stock, included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

2.	MERGERS AND ACQUISITIONS

On June 7, 2004, FMFC issued 250 shares of voting convertible preferred stock, resulting in an increase in its capitalization, and in a dilution of its ownership with no single stockholder owning a majority of the common stock of FMFC (see Note 12).

Subsequently, on June 11, 2004, FMFC became the 100% owner of AHI in exchange for 150 shares of voting convertible preferred stock (see Note 12).

On June 14, 2004, AHI acquired 100% of the common stock of the ARPCO Group for $20.0 million, funded with $15.0 million in cash and the issuance of a $5.0 million promissory note by FMFC (See Note 7). The former majority owner of the ARPCO Group also owned, at the date of the acquisition, common stock of FMFC representing a 34% voting interest in FMFC. Direct costs related to the acquisition totaling $0.5 million were also capitalized as part of the purchase price.

The purpose of this acquisition was to improve the Company’s operational earnings and cash flow potential, as well as to diversify the Company’s operations to include non-risk based, administrative and service fee income.

The acquisition of the ARPCO Group was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by internal analysis and an independent third party appraisal.

For tax purposes, the Company made a 338(h)(10) election that will treat the stock purchase as an asset purchase. Of the $17.5 million of acquired ARPCO Group intangible assets, $15.7 million was assigned to administrative agreement contracts and $1.8 million was assigned to other contracts, all of which is deductible for tax purposes. The excess of the purchase price over the fair value of the identifiable net assets acquired of $2.9 million was allocated to goodwill. The increase in goodwill in 2005 of $0.5 million resulted from a payment to the former ARPCO Group owners related to the 338(h)(10) election. As a result of the acquisition discussed below, these predecessor intangibles and goodwill amounts were eliminated and a new basis of accounting was established on August 17, 2005.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	MERGERS AND ACQUISITIONS — (Continued)

The Company’s consolidated results of operations have incorporated the ARPCO Group’s activity on a consolidated basis from June 14, 2004, the date of acquisition. If the acquisition occurred January 1, 2004, the pro forma impact on revenues, net income, basic and diluted net income per share would have been insignificant.

On August 17, 2005, Holdings acquired 96.12% of FMFC through a Stock Contribution Agreement among Holdings and the stockholders of FMFC and through Holdings assumption of obligations of the FMFC stock option plan. FMFC stockholders and option holders received either cash, Holdings preferred or common stock, or Holdings options in exchange for their shares or options of FMFC. On December 29, 2005, the remaining outstanding shares of FMFC common stock were cancelled and converted to stockholder rights to receive cash through a merger of Holdings wholly owned subsidiary, FMMC with and into FMFC (the “Merger”). The estimated amount payable of $5.1 million was reflected as shareholder rights payable at December 31, 2005. As a result of these transactions, Holdings acquired 100% of FMFC (the “Acquisition”). In the second quarter of 2006, the Company made its final payment related to the former shareholder’s rights to receive cash of $6.4 million resulting in a $1.3 million increase in purchase consideration. In addition, the Company completed its evaluation of the tax bases of its net assets in connection with the acquisition. As a result of these events, the Company adjusted its purchase accounting to reflect an increase in its intangible assets of $8.5 million and a decrease in its net deferred tax assets of $7.2 million.

The Acquisition was accounted for as a purchase in accordance with SFAS 141 and Emerging Issues Task Force (EITF) Issue No. 88-16, “Basis In Leveraged Buyout Transactions.” (“EITF 88-16”). Because the transaction resulted in a “change in control” as described in EITF 88-16, the total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Acquisition date to the extent of the new investors ownership of 28%. The remaining 72% ownership was accounted for at the continuing investors’ carrying basis in FMFC. The resulting purchase price was $120.2 million. Cash consideration, including the accrual of shareholders rights amounts, of $61.4 million was financed by Holdings issuance of the $65.0 million in Senior Floating Rate Notes discussed in Note 7. Approximately $27.6 million of the cash consideration was paid to a common stockholder that had a 33% voting interest before the transaction and a 28% voting interest after the transaction. Financing costs of $4.8 million were being amortized over the seven year term of the notes as interest expense. Immediately following the Company’s initial public offering and full payoff of the $65.0 million senior notes in October 2006, all remaining financing costs were written off.

The following table summarizes both the cash and non-cash consideration related to the Acquisition (in thousands):

Cash Consideration
Cash paid to sellers, paid with the net proceeds of the $65.0 million in Senior Floating Rate Notes	$61,413
Non-Cash Consideration(1)
Securities issued to continuing stockholders at carryover basis	80,616
Securities issued to continuing stockholders’ new ownership interest at fair value	21,131
Deemed dividend to continuing stockholders	(42,912)

Total purchase price	$120,248

(1)	- Securities issued were 400 shares of convertible preferred stock and 4,477 shares of common stock.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	MERGERS AND ACQUISITIONS — (Continued)

The allocation of the excess fair value, to the extent of the new investor’s ownership of 28%, was determined by an independent third party appraisal firm and was completed in 2006. The excess of the fair market value of the assets acquired and liabilities assumed over the purchase price taking into account the carryover basis applicable to the continuing stockholders’ residual interests in Holdings, has been allocated on a pro rata basis to reduce the fair values to amounts included in the Acquisition purchase price amount. The following table summarizes the estimated values of the assets acquired and liabilities assumed on August 17, 2005.

(In thousands)

Assets Acquired
Cash and invested assets	$209,923
Premiums and reinsurance balances receivable	16,636
Accrued investment income	2,091
Accrued profit sharing	5,696
Reinsurance recoverables on paid and unpaid losses	16,914
Prepaid reinsurance premiums	29,289
Deferred acquisition costs	9,827
Other assets	5,399
Intangibles — amortizing	13,770
Intangibles — non-amortizing	25,795

Total Assets Acquired	$335,340

Liabilities Assumed
Loss and loss adjustment expense reserves	$92,154
Unearned premium reserves	77,778
Long-term debt	24,002
Premiums payable to insurance companies	4,448
Reinsurance payable on paid losses	5,231
Deferred federal income taxes	3,669
Other liabilities	7,810

Total Liabilities Assumed	215,092

Net Assets Acquired	$120,248

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	MERGERS AND ACQUISITIONS — (Continued)

Components of intangible assets at December 31, 2006 (Successor) consist of the following:

			Total
			Gross
	Estimated	Amortization	Carrying	Accumulated
	Useful Life	Method	Amount	Amortization
			(Dollars in thousands)

Amortizing intangible assets
ARPCO contracts	15	Straight-line	$8,390	$769
CoverX customer list	10	Cash flow	2,733	376
CoverX broker relationships	10	Straight-line	1,352	186
Non-compete agreements	4	Straight-line	863	297
Software license	10	Straight-line	432	59

Total amortizing intangible assets			$13,770	$1,687

Non-amortizing intangible assets
CoverX trade name	Indefinite	n/a	22,055	n/a
FMIC & ANIC state licenses	Indefinite	n/a	3,740	n/a

Total non-amortizing intangible assets			$25,795

Our non-amortizing intangible assets consist of the trade name for CoverX and the state/jurisdiction licenses to conduct insurance operations, as it is expected that these intangibles will contribute to cash flows indefinitely. The trade name and the state/jurisdiction licenses have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1.3 million and $0.4 million for the year ended December 31, 2006 and for the Successor period August 17, 2005 through December 31, 2005, respectively. The weighted-average remaining useful life is 11.7 years. Estimated amortization expense for each of the next five years is as follows:

Estimated
Year	Amortization Expense
(Dollars in thousands)

2007	1,227
2008	1,322
2009	1,404
2010	1,224
2011	1,046

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	MERGERS AND ACQUISITIONS — (Concluded)

The following unaudited pro forma operating data presents the results of operations for the years ended December 31, 2005 and 2004 as if the Acquisition had occurred on January 1, 2005 and 2004, with financing obtained as described above, and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 1, 2005 and 2004, or of future results of operations:

	Pro Forma for	Pro Forma for
	the Year Ended	the Year Ended
	December 31,	December 31,
	2005(1)	2004(2)
	(Dollars in thousands,
	except per share data)

Operating revenues	$130,766	$99,520
Operating income	40,406	29,368
Interest expense, net	10,801	10,219
Net income	19,388	12,215
Basic earnings per share	3.84	2.50
Diluted earnings per share	1.61	1.36

(1)	- Combined predecessor and successor

(2)	- Predecessor

3.	INVESTMENTS

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2006 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)

Debt Securities
U.S. government securities	$9,234	$5	$(375)	$8,864
Government agency mortgage-backed securities	23,920	50	(212)	23,758
Government agency obligations	1,386	—	(27)	1,359
Collateralized mortgage obligations and other asset-backed securities	37,542	95	(245)	37,392
Obligations of states and political subdivisions	140,605	174	(1,200)	139,579
Corporate bonds	49,611	329	(569)	49,371

Total Debt Securities	$262,298	$653	$(2,628)	$260,323
Preferred stocks	3,053	190	(59)	3,184
Short-term investments	34,334	—	—	34,334

Total	$299,685	$843	$(2,687)	$297,841

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	INVESTMENTS — (Continued)

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2005 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)

Debt Securities
U.S. government securities	$10,237	$9	$(361)	$9,885
Government agency mortgage-backed securities	6,919	18	(86)	6,851
Government agency obligations	2,951	23	(48)	2,926
Collateralized mortgage obligations and other asset-backed securities	32,821	37	(407)	32,451
Obligations of states and political subdivisions	86,127	142	(704)	85,565
Corporate bonds	45,579	8	(585)	45,002

Total Debt Securities	$184,634	$237	$(2,191)	$182,680
Preferred stocks	3,965	63	(768)	3,260
Limited partnerships	73	—	—	73
Short-term investments	25,012	—	—	25,012

Total	$213,684	$300	$(2,959)	$211,025

The amortized cost and market value of debt securities, by contractual maturity, as of December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)

Due in one year or less	$7,473	$7,424
Due after one year through five years	93,752	92,797
Due after five years through ten years	50,380	49,966
Due after ten years	49,231	48,986

	200,836	199,173
Government agency mortgage-backed securities	23,920	23,758
Collateralized mortgage obligations and other asset-backed securities	37,542	37,392

Total	$262,298	$260,323

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	INVESTMENTS — (Concluded)

Net investment income was as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	August 17, 2005	January 1, 2005	For the
	Year Ended	through	through	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Debt securities	$8,769	$2,456	$3,848	$4,529
Preferred stocks	158	89	140	(16)
Cash and short-term investments	1,661	336	527	338
Net investment expenses	(875)	(252)	(396)	(232)

Net Investment Income	$9,713	$2,629	$4,119	$4,619

Details of realized gains and losses on investments is as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the	August 17, 2005	January 1, 2005	For the
	Year Ended	through	through	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Realized gains	$1,941	$582	$971	$383
Realized losses	(1,424)	(304)	(1,029)	(503)

Net Realized Gains (Losses)	$517	$278	$(58)	$(120)

FMIC and ANIC maintain trust accounts for the protection of reinsureds, pursuant to the assumed reinsurance contracts. These funds are to be used to pay or reimburse the reinsureds for FMIC’s and ANIC’s share of any losses and allocated loss adjustment expenses paid by the reinsureds if not otherwise paid by FMIC and ANIC. At December 31, 2006 and 2005, investments held in the trust accounts totaled approximately $85.3 million and $93.2 million, respectively. In addition, CoverX maintains premium trust accounts, which represent premiums collected by CoverX but not yet remitted to the corresponding insurance carriers. The balances in the premium trust accounts as of December 31, 2006 and 2005 were approximately $3.3 million and $4.0 million, respectively.

At December 31, 2006 and 2005, FMIC had marketable securities approximating $7.0 million on deposit with various states for regulatory purposes.

At December 31, 2006 and 2005, ANIC had marketable securities approximating $2.0 million and $2.1 million, respectively, on deposit with the State of Minnesota.

4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES

At December 31, 2006, 64.0% of the Company’s total investment portfolio was in an unrealized loss position and was determined by management to be temporarily impaired. Of the securities which were impaired, 49.5% had been impaired for more than 12 months, and the unrealized losses on these investments was only 2.3% of their total market value. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other-than temporarily impaired consisted of: (1) there were no specific events which caused concerns; (2) there were no past due interest payments or other significant credit related events; (3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)

recovery in value; and (4) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

The Company recognized a loss of $0.6 million for the year ended December 31, 2006 for securities identified as other than temporarily impaired. There were no such losses incurred during the periods August 17, 2006 to December 31, 2005, January 1 through August 16, 2005, or for the year ended December 31, 2004.

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2006:

	Less Than 12 Months		Greater Than 12 Months
	Fair Value of		Fair Value of
	Investments		Investments
	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)

Debt Securities
U.S. government securities	$1,081	$(6)	$6,399	$(369)
Government agency mortgage-backed securities	8,290	(34)	8,572	(178)
Government agency obligations	487	(2)	872	(25)
Collateralized mortgage obligations and other asset-backed securities	12,707	(64)	11,177	(181)
Obligations of states and political subdivisions	61,881	(315)	49,345	(885)
Corporate bonds	11,796	(60)	17,457	(509)

Total Debt Securities	96,242	(481)	93,822	(2,147)
Preferred Stocks	—	—	539	(59)

Total	$96,242	$(481)	$94,361	$(2,206)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Concluded)

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2005:

	Less Than 12 Months		Greater Than 12 Months
	Fair Value of		Fair Value of
	Investments		Investments
	with	Gross	with	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)

Debt Securities
U.S. government securities	$2,710	$(41)	$6,177	$(320)
Government agency mortgage-backed securities	4,698	(74)	498	(12)
Government agency obligations	559	(6)	1,380	(42)
Collateralized mortgage obligations and other asset-backed securities	22,527	(245)	4,782	(162)
Obligations of states and political subdivisions	65,864	(616)	3,129	(88)
Corporate bonds	6,266	(90)	12,294	(495)

Total Debt Securities	102,624	(1,072)	28,260	(1,119)
Preferred Stocks	1,662	(300)	869	(468)

Total	$104,286	$(1,372)	$29,129	$(1,587)

5.	FIXED ASSETS

The following is a summary of fixed assets, included in other assets, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)

Real estate and leasehold improvements	$3,066	$2,531
Data processing equipment	1,224	1,126
Computer software	3,345	2,996
Furniture and fixtures	1,105	859
Automobiles	370	591

	9,110	8,103
Accumulated depreciation	(4,891)	(4,625)

Fixed Assets, Net	$4,219	$3,478

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

6.	INCOME TAXES

FMFC files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate. Income tax expense consists of:

	Successor		Predecessor
		August 17, 2005	January 1, 2005
		through	through
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Current — federal	$10,876	$4,562	$8,711	$7,873
Current — state	1,447	504	942	538
Deferred	(569)	(1,065)	(1,017)	1,595

Total Income Tax Expense	$11,754	$4,001	$8,636	$10,006

Deferred Taxes On Other Comprehensive Loss Included In Stockholders’ Equity	$281	$(692)	$(495)	$(207)

Our income tax rate percentage is reconciled to the U.S. federal statutory tax rate as follows:

	Successor		Predecessor
		For the Period	For the Period
		August 17, 2005	January 1, 2005
	For the Year Ended	through	through	For the Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.8	3.0	2.6	2.3
Non-taxable portion of dividends and tax-exempt interest	(3.5)	(1.5)	(1.5)	(0.9)
Other	0.7	0.8	(1.2)	(0.3)

Effective Tax Rate	35.0%	37.3%	34.9%	36.1%

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

6.	INCOME TAXES — (Concluded)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred Tax Asset
Loss and loss adjustment expense reserves	$5,824	$4,553
Unearned premiums	5,702	3,332
Investments at market below cost	941	930

Total Gross Deferred Tax Asset	12,467	8,815

Deferred Tax Liabilities
Deferred policy acquisition costs	(6,458)	(3,395)
Investments at market above cost	(295)	—
Intangibles	(7,165)	—
Other	(191)	(149)

Total Deferred Tax Liabilities	(14,109)	(3,544)

Net Deferred Tax (Liability) Asset	$(1,642)	$5,271

7.	DEBT

Junior Subordinated Debentures

The Company has arranged for the sale of trust preferred securities (“Trust Preferred Securities”) through First Mercury Financial Capital Trust I, First Mercury Financial Capital Trust II, and First Mercury Financial Capital Trust III (each a “Trust”; collectively the “Trusts”). Each trust was created solely for the purpose of issuing Trust Preferred Securities. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB No. 51”, “FIN 46”, the Trusts have not been consolidated with the Company in these financial statements.

Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company’s floating rate junior subordinated debentures (the “Junior Subordinated Debt”) issued to the Trust under an indenture (each an “Indenture”; collectively the “Indentures”). The Junior Subordinated Debt is the sole asset of each Trust, and the Trust Preferred Securities are the sole liabilities of each Trust. The Company purchased all of the outstanding common stock of the Trusts, and the Company’s investment in the Trusts is included in other assets in the accompanying consolidated balance sheets.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	DEBT — (Continued)

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:

	First Mercury	First Mercury	First Mercury
	Financial	Financial	Financial
	Corporation	Corporation	Corporation
	Trust I	Trust II	Trust III
(Dollars in thousands)

Issue date	April 29, 2004	May 24, 2004	December 14, 2006
Principal amount of Trust Preferred Securities	$8,000	$12,000	$25,000
Principal amount of Junior Subordinated Debt	$8,248	$12,372	$25,774
Maturity date of Junior Subordinated Debt, unless accelerated earlier	April 29, 2034	May 24, 2034	December 14, 2036
Trust common stock	$248	$372	$774
Interest rate, per annum	Three-Month LIBOR plus 3.75%	Three-Month LIBOR plus 4.00%	Three-Month LIBOR plus 3.00%
Redeemable at 100% of principal amount at option of Company on or after	April 29, 2009	May 24, 2009	December 14, 2011

At December 31, 2006, the three months LIBOR was equal to 5.36%.

Interest on the Trust Preferred Securities and interest paid by the Company to the Trusts on the Junior Subordinated Debt is payable quarterly in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the Indentures) plus a margin as described in the table above. The Company shall have the right, so long as no Event of Default (as defined) has occurred, to defer the quarterly payment of interest for up to 20 consecutive quarterly periods; no such deferral has been made.

The Trust Preferred Securities are subject to mandatory redemption in a like amount (1) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (2) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt by the Company in conjunction with a special event (as defined) and (3) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt.

Payment of distributions by the Trusts and payments on liquidation of the Trusts or redemption of the Trust Preferred Securities are guaranteed by the Company to the extent the Trusts have funds available (the “Guarantee”). The Company’s obligations under the Guarantee, taken together with its obligations under the Junior Subordinated Debt and the Indenture, constitute a full and unconditional guarantee of all of the Trusts obligations under the Trust Preferred Securities issued by the Trusts.

The Indentures are unsecured obligations and rank subordinate and junior in right of payment to all Indebtedness (as defined) of the Company and there are no minimum financial covenants.

Interest payable is included in accrued expenses on the accompanying consolidated balance sheets.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	DEBT — (Continued)

Senior Floating Rate Notes

On August 17, 2005, the Company issued $65.0 million in non-registered Senior Floating Rate Notes for sale to qualified institutional investors under SEC Rule 144A. The notes were to mature on August 15, 2012, and bore interest at a rate per annum, reset quarterly, equal to the three month LIBOR plus 8.00%. Interest accrued from August 17, 2005 and was payable quarterly on each February 15, May 15, August 15, and November 15.

In connection with the Company’s initial public offering, the Company repurchased all of its outstanding senior notes for $69.9 million, including a $3.3 million redemption premium and $1.6 million of accrued interest.

Other Long-Term Debt

On June 14, 2004, the Company issued $5.0 million of unsecured promissory notes to certain stockholders of the Company in connection with its acquisition of the ARPCO Group, which could be repaid, in whole or in part, at the Company’s option, with no penalty or premium. In September 2005, the Company elected to pay off this note in full.

In the third quarter 2003, the Company issued $1.9 million of unsecured, non-convertible subordinated notes, which were callable, in whole or in part, at the Company’s option, with no penalty, on or after June 30, 2005, provided thirty days notice was given to the holder. The Company opted to call these notes, and they were fully paid off in September 2005. Company shareholders owned $1.8 million of the subordinated notes.

Related party interest expense was $0, $0.1 million, $0.4 million, and $0.4 million for the year ended December 31, 2006 (Successor), in the period August 17 to December 31, 2005 (Successor), in the period January 1 to August 16, 2005 (Predecessor), and for the year ended December 31, 2004, respectively.

Revolving Credit Agreement

On October 18, 2006, the Company replaced its $10.0 million revolving credit agreement with a $30.0 million revolving credit agreement. Borrowings under the credit facility bear interest at the Company’s election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on the Company’s leverage ratio. The obligations under the credit facility are guaranteed by the Company’s material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict the Company’s ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. The Company is not required to comply with the financial-related covenants until there are borrowings under the credit facility.

The agreement contains various restrictive covenants that relate to the Company’s stockholders’ equity, leverage ratio, A.M. Best Ratings of its insurance subsidiaries, fixed charge coverage ratio, surplus and risk based capital.

No borrowings were outstanding under the revolving credit agreement at December 31, 2006.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	DEBT — (Concluded)

Interest Expense

Components of interest expense included the following:

	Successor		Predecessor
	Year Ended	August 17 to	January 1 to	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Contractual interest:
Senior notes	$6,909	$2,963	$—	$—
Junior subordinated notes and other	1,824	721	1,464	1,639
Amortization of debt issuance costs	667	296	55	58
Write-off of debt issuance costs	3,965	—	—	—
Prepayment penalty	3,250	—	—	—

Interest expense	$16,615	$3,980	$1,519	$1,697

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into two interest rate swap agreements in order to fix the interest rate on its First Mercury Financial Corporation Trust I and First Mercury Financial Corporation Trust II and thereby reduce the exposure to interest rate fluctuations. At December 31, 2006, the interest rate swaps had a combined notional amount of $20.0 million. Under these agreements, the Company will pay the counterparty interest at a fixed rate of 4.12%, and the counterparty will pay the Company interest at a variable rate equal to three months LIBOR until expiration in August 2009. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates. The Company does not account for these swap agreements as a cash flow hedge, thus the change in the fair value of these agreements are included in Change in Fair Value of Derivative Instruments on the consolidated statements of income, which is not a significant amount for each of the periods presented.

The Company has entered into a third interest rate swap agreement in order to fix the interest rate on its First Mercury Financial Corporation Trust III and thereby reduce the exposure to interest rate fluctuations. At December 31, 2006, this interest rate swap had a notional amount of $25.0 million. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 5.013%, and the counterparty will pay the Company interest at a variable rate equal to three months LIBOR until expiration in December 2011. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

The Company accounts for this third interest rate swap as a cash flow hedge whereby the change in fair value of the interest rate swap is recorded in other comprehensive income, net of taxes. The fair value of the interest rate swap was not significant as of December 31, 2006.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under these three swap agreements. The Company is exposed to loss if the counterparty should default. At December 31, 2006, the Company had minimal exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

As discussed in Note 1, the Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves:

	Successor		Predecessor
		August 17, 2005	January 1, 2005
		through	through
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$113,864	$92,153	$68,699	$61,727
Less reinsurance recoverables	21,869	15,340	5,653	5,083

Net Balance, beginning of period	91,995	76,813	63,046	56,644

Incurred Related To
Current year	55,090	14,811	21,241	25,157
Prior years	1,118	12,211	6,831	1,697

Total Incurred	56,208	27,022	28,072	26,854

Paid Related To
Current year	1,605	1,493	626	498
Prior years	22,511	10,347	13,679	19,954

Total Paid	24,116	11,840	14,305	20,452

Net Balance	124,087	91,995	76,813	63,046
Plus reinsurance recoverables	66,926	21,869	15,340	5,653

Balance, end of period	$191,013	$113,864	$92,153	$68,699

During 2006, the Company experienced approximately $1.1 million in net prior year reserve development primarily in the 2000 accident year, offset somewhat by favorable development on prior years unallocated loss adjustment expense reserves. The development on accident year 2000 reserves was concentrated primarily in the safety equipment class as a result of obtaining new information on several high severity cases.

During the period January 1 to August 16, 2005, the Company experienced adverse development in its security industry general liability business, especially in the safety equipment class. In response to the adverse loss development, the Company increased its reserves applicable to prior accident years on this business by approximately $6.8 million. During the period August 17 to December 31, 2005, the Company increased its reserves applicable to its security industry general liability business due to adverse development by an additional $6.0 million and increased its reserves applicable to its specialty general liability classes of business by approximately $6.2 million. The specialty general liability increase was principally a result of using updated industry development factors, which became available during 2005, in the calculations of ultimate expected losses and reserves on that business.

10.	REINSURANCE

In the normal course of business, FMIC and ANIC seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	REINSURANCE — (Continued)

Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Based upon management’s evaluation, we have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance for Short-Duration and Long-Duration Contracts” (“SFAS 113”).

FMIC assumes liability business on a quota share basis from primary insurers who write business produced through CoverX. Beginning in June 2004, and concurrent with an upgrade in the Company’s AM Best Rating to A−, the Company, to a much greater extent than before, directly writes this same business. As of December 31, 2006, the Company is writing essentially all of this business directly. FMIC retains, at varying percentages, the first $0.5 million or $1.0 million per occurrence, depending on the underwriting year and program. The Company, as well as the other primary insurers, retain a portion of the quota share and cede excess and remaining quota share to others. For the year ended December 31, 2006 (Successor), the period August 17 to December 31, 2005 (Successor), the period January 1 to August 16, 2005 (Predecessor), and the year ended December 31, 2004 (Predecessor), FMIC retained 54.2%, 42.0%, 51.8%, and 41.1%, respectively, of the aforementioned liability business.

ANIC assumes liability business on a quota share basis from primary insurers and reinsurers on business produced through CoverX. ANIC assumes, at varying percentages, the first $500,000 or $1.0 million per occurrence, depending on the underwriting year and program, while the primary insurers retain a portion of the quota share and cede excess and remaining quota share to others. For the year ended December 31, 2006 (Successor), the period August 17 to December 31, 2005 (Successor), the period January 1 to August 16, 2005 (Predecessor), and the year ended December 31, 2004 (Predecessor), ANIC retained 8.0%, 8.2%, 8.2% and 8.5%, respectively, of the aforementioned liability business.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	REINSURANCE — (Continued)

Net written and earned premiums, including reinsurance activity as well as reinsurance recoveries, were as follows:

	Successor		Predecessor
		August 17, 2005	January 1, 2005
		through	through
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Written Premiums
Direct	$213,842	$68,492	$99,731	$53,121
Assumed	4,339	2,548	5,125	38,945
Ceded	(75,255)	(33,812)	(36,383)	(19,171)

Net Written Premiums	$142,926	$37,228	$68,473	$72,895

Earned Premiums
Direct	$206,768	$60,867	$65,658	$12,510
Assumed	3,736	4,184	13,558	51,496
Ceded	(101,408)	(25,759)	(22,812)	(4,279)
Earned but unbilled premiums	1,474	854	1,172	1,564

Net Earned Premiums	$110,570	$40,146	$57,576	$61,291

Reinsurance Recoveries	$5,680	$1,083	$1,804	$1,511

The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an A.M. Best rating of “A+” and accounts for 66.2% of the total recoverable from reinsurers.

The Company had reinsurance recoverables from the following reinsurers:

	December 31,
	2006	2005
	(Dollars in thousands)

ACE Property & Casualty Insurance Company	$52,815	$42,680
GE Reinsurance Corporation	16,484	13,094
Platinum Underwriters Reinsurance, Inc.	4,138	—
Odyssey America Reinsurance Corporation	2,099	427
QBE Reinsurance Corporation	2,085	501
Berkley Insurance Corporation	1,649	2,613
Others	544	48

Amount Recoverable From Reinsurers	$79,814	$59,363

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	REINSURANCE — (Concluded)

Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Reinsurance recoverable	$69,437	$22,483
Prepaid reinsurance premiums	10,377	36,880

Amount Recoverable From Reinsurers	$79,814	$59,363

11.	RELATED PARTY TRANSACTIONS

First Home Insurance Agency (FHIA), formed in 2005, is considered a related party to the Company due to common ownership of FHIA and FMFC. The Company provides systems support, accounting, human resources, claims and regulatory oversight for FHIA under an administrative services and cost allocation agreement. Under the terms of this agreement, FMFC charges a fee of 1.5% of premium from FHIA’s agency-produced business for systems usage, and allocates actual expenses and costs related to the activities discussed above. For the year ended December 31, 2006 and for the periods August 17 to December 31, 2005 and January 1 to August 16, 2005, costs related to this agreement and other allocated expenses were $0.6 million, $0.3 million and $0.7 million, respectively. As of December 31, 2006 and 2005, the Company had a receivable for these charges and other advances of approximately $20,000 and $1.2 million, respectively, from FHIA.

The Company had an unsecured loan to its chief executive officer in an aggregate principal amount of $0.8 million at December 31, 2005. The loan was evidenced by a promissory note and bore interest at 1.0% per annum compounded annually which was payable annually in arrears. The principal balance of the note was payable in three equal installments, commencing in May 2006. In the second quarter of 2006, the Company forgave this loan and recorded the amount as compensation.

The Company has entered into a consulting agreement with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million.

12.	CONVERTIBLE PREFERRED STOCK

In June 2004, an entity controlled by Glencoe Capital, LLC invested $40.0 million in the Company with a purchase of 400 shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”), par value $.01 per share. The convertible preferred stock issuance enabled the Company to obtain an “A−” rating from A.M. Best and reduce its reliance on fronting carriers. The preferred stock was convertible into shares of the Company’s common stock at a conversion rate of $6.22 per share. The conversion rate of $6.22 was adjustable downward up to a maximum of $0.48 per share based on unfavorable actual loss results, measured using the three year period ending December 31, 2006. The conversion rate was adjustable only if any shares of the Preferred Stock remained outstanding on or after January, 1, 2007. As required by EITF 00-27, this contingent conversion option would be triggered by future events not controlled by the Company, and therefore would not be recognized until and unless the triggering events occurred. The shares carried full voting rights and were mandatorily convertible 15 years from date of issue. The Preferred Stock carried a cumulative, 8.0% dividend, payable in kind, and was only payable in case of a liquidating event as defined in the Purchase Agreement. The Purchase Agreement provided that the Company pay an annual fee of $0.8 million in consideration for advisory services.

In connection with the Company’s initial public offering, all of the shares outstanding of the Preferred Stock were converted into 6,435,140 shares of common stock. On conversion, the Company paid the former holders of the Preferred Stock $8.3 million in accrued dividends, $49.7 million in cash in lieu of 2,926,544 shares of common stock, and $30.3 million for the repurchase of an additional 1,779,339 shares of common stock.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

13.	STOCKHOLDERS’ EQUITY

Common Stock

On May 30, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock. The Company’s registration statement was declared effective on October 17, 2006. On October 16, 2006, the Company effected a 925 for 1 split of the Company’s common stock to shareholders of record on that date. Immediately following the closing of the initial public offering, the Company repurchased all of its outstanding senior notes for $69.9 million, including a $3.3 million redemption premium and $1.6 million of accrued interest. Also, on October 23, 2006, all of the shares outstanding of the Company’s Series A Convertible Preferred Stock were converted into 6,435,140 shares of common stock. On conversion, the Company paid the former holder of the Company’s Series A Convertible Preferred Stock $8.3 million in accrued dividends, $49.7 million in cash in lieu of 2,926,544 shares of common stock, and $30.3 million for the repurchase of an additional 1,779,339 shares of common stock. In connection with the public offering, the Company increased the number of authorized shares of common stock to 100,000,000 and increased the number of authorized shares of preferred stock to 10,000,000. Upon closing of the initial public offering on October 23, 2006, gross proceeds from the sale of 11,161,764 shares of common stock, including 1,455,882 shares of common stock sold to the underwriters of the offering pursuant the underwriters’ exercise of their over-allotment option, at an initial public offering price per share of $17.00, totaled $189.7 million. Costs associated with the initial public offering included $13.3 million of underwriting costs and $3.0 million of other issuance costs.

Dividend Restriction

The Company’s insurance company subsidiaries, FMIC and ANIC, are limited in their ability to pay dividends to FMFC. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which provides that, without prior approval of the Illinois Insurance Department, dividends may not exceed the greater of 10% of FMIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Illinois or net income after taxes for the prior year. In 2007, FMIC’s dividends may not exceed approximately $12.8 million.

ANIC may declare and pay dividends according to the provisions of the Minnesota Insurance Holding Company Systems Act, which provides that, without prior approval of the Minnesota Department of Commerce, dividends may not exceed the greater of 10% of ANIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Minnesota or net income, excluding capital gains or losses, for the prior year. ANIC can pay dividends of approximately $2.9 million in 2007.

14.	STOCK COMPENSATION PLANS

The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. Half of the stock options automatically vested upon the date of grant and the remainder became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,388 at December 31, 2006, however, the Company does not intend to issue any additional awards under this plan.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	STOCK COMPENSATION PLANS — (Continued)

The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the year ended December 31, 2006, the Company granted 250,000 stock options to employees and non-employee directors under the Omnibus plan. The stock options vest in three equal installments over a period of three years commencing on October 17, 2007. Stock-based compensation will be recognized over the expected vesting period of the stock options. Shares available for future grants under the Omnibus Plan totaled 1,250,000 at December 31, 2006.

During the fourth quarter of 2006, the Company awarded 48,100 shares of restricted stock to a certain officer. Half of the restricted stock vested on the date of grant and the remainder will vest six months after the Company’s initial public offering, subject to further acceleration if certain conditions are met for the unvested portion of these awards. Stock-based compensation will be recognized over the expected vesting period of the restricted stock.

A summary of the Company’s stock option activity was as follows:

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted-Average
	Number	Exercise Price	Number	Exercise Price
	of Options	per Share	of Options	per Share

Outstanding at January 1, 2004	2,064,600	$1.76	—	$—
Options granted	40,700	4.86	—	—
Options exercised	(948,772)	1.78	—	—

Outstanding at December 31, 2004	1,156,528	1.85	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—

Outstanding at August 16, 2005	1,156,528	1.85	—	—
Options granted	—	—	—	—
Options exercised	(37,000)	1.95	—	—

Outstanding at December 31, 2005	1,119,528	1.85	—	—
Options granted	76,312	6.49	250,000	17.00
Options exercised	(268,065)	1.72	—	—

Outstanding at December 31, 2006	927,775	$2.24	250,000	$17.00

Exercisable at:
December 31, 2004	17,390	$1.74	—	$—
August 16, 2005	251,508	1.75	—	—
December 31, 2005	1,119,528	1.85	—	—
December 31, 2006	927,775	2.24	—	—

The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $19.7 million at December 31, 2006. The aggregate intrinsic value of options expected to vest under the Omnibus Plan was $1.6 million at December 31, 2006.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	STOCK COMPENSATION PLANS — (Continued)

The total intrinsic value of stock options exercised was $1.3 million, $0.2 million, $0, and $4.2 million for the year ended December 31, 2006 (Successor), for the period August 17 through December 31, 2005 (Successor), for the period January 1 through August 16, 2005 (Predecessor), and for the year ended December 31, 2004 (Predecessor), respectively.

The number of stock option awards outstanding and exercisable at December 31, 2006 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
	Outstanding as of	Weighted-Average	Weighted-Average	Exercisable as of	Weighted-Average
Range of	December 31,	Remaining	Exercise Price	December 31,	Exercise Price
Exercisable Price	2006	Contractual Life	per Share	2006	per Share

1998 Plan
$1.51-$2.14	810,762	4.22 Years	$1.71	810,762	$1.71
$4.86-$6.49	117,013	7.02	5.92	117,013	5.92

Total	927,775	4.58	2.24	927,775	2.24

Omnibus Plan
$17.00	250,000	6.8 Years	$17.00	—	$—

Total	250,000	6.8	$17.00	—	$—

As of December 31, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of stock options granted were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004

1998 Plan
Expected term	2.5 years	—	5 years
Expected stock price volatility	26.51%	—	—
Risk-free interest rate	4.715%	—	3.70%
Expected dividend yield	—	—	—
Estimated fair value per option	$1.39	—	$ 2.17
Omnibus Plan
Expected term	5 years	—	—
Expected stock price volatility	26.49%	—	—
Risk-free interest rate	4.625%	—	—
Expected dividend yield	—	—	—
Estimated fair value per option	$4.10	—	—

For 2006, the expected term of options was determined based on historical exercise behavior and the period of time that the options are expected to be outstanding. Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group. Prior to the adoption of SFAS 123R, expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	STOCK COMPENSATION PLANS — (Concluded)

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

The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). Prior to adopting SFAS 123(R) in 2006, the Company recorded stock option expense under SFAS 123, as amended by SFAS 148. The Company recognized stock-based compensation expense of $0.8 million, $0, $0.1 million and $0.1 million for the year ended December 31, 2006, the period August 17, 2005 to December 31, 2005, the period January 1 to August 16, 2005, and the year ended December 31, 2004, respectively.

15.	REGULATORY REQUIREMENTS

Capitalization

FMIC was originally formed in 1996 as an Illinois Domestic Stock Property and Casualty Insurer operating on an admitted basis in Illinois, which required maintaining minimum capital and surplus of $2.0 million. On July 15, 2004, FMIC received approval from the Illinois Department of Insurance and became an Illinois Domestic Stock Surplus Lines Insurer. With this change in status Illinois now requires a minimum $15.0 million in surplus of which $1.0 million must be paid in capital to qualify for domestic surplus lines status. FMIC was in compliance with the applicable requirements at December 31, 2006, 2005, and 2004.

The State of Minnesota requires ANIC to maintain a minimum of $1.5 million in capital stock and surplus, which they were in compliance with at December 31, 2006, 2005, and 2004.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has established risk-based capital models to measure the adequacy of capitalization for insurance companies. The model calculates minimum capital requirements for each insurer based on certain criteria, including investment risk, underwriting profitability and losses and loss adjustment expense risk. As of December 31, 2006, 2005, and 2004, FMIC and ANIC exceeded the minimum capital requirements determined by the NAIC’s risk-based capital models.

16.	STATUTORY FINANCIAL INFORMATION

The statutory net income and stockholder’s equity of the Company’s insurance subsidiaries were as follows:

	Successor		Predecessor
	Year Ended	August 17 to	January 1 to	Year Ended
	December 31,	December 31,	August 16, 2005	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Net Income	$10,248	$1,894	$6,331	$8,218

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

16.	STATUTORY FINANCIAL INFORMATION — (Concluded)

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Stockholder’s Equity	$143,183	$89,173	$77,093

Accounting practices that result in significant differences between the Company’s consolidated net income and stockholder’s equity prepared in accordance with GAAP and with statutory accounting practices are: consolidation of insurance and non-insurance subsidiaries; modification of deferred income taxes; establishment of deferred acquisition costs; admission of non-admitted statutory assets; and reporting investment securities at market value.

17.	DEFINED CONTRIBUTION PLAN

The Company maintains an employer-sponsored 401(k) plan. All employees are eligible to participate in the plan on the first day of the calendar quarter following 30 days of service and having attained 21 years of age. Employer contributions are voluntary and are allocated based upon the participants’ compensation and contribution levels. Vesting in the plan is immediate. The Company’s expense for this plan was approximately $0.3 million for the year ended December 31, 2006 (Successor), $0.1 million for the period August 17 to December 31, 2005 (Successor), $0.1 million for the period January 1 to August 16, 2005 (Predecessor), and $0.1 million for the year ended December 31, 2004 (Predecessor).

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At December 31, 2006, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) included the following:

	Successor		Predecessor
	Year Ended	August 17 to	January 1 to	Year Ended
	December 31,	December 31,	August 16,	December 31,
	2006	2005	2005	2004
	(Dollars in thousands)

Unrealized holding (losses) gains on securities, net of tax	$(749)	$(1,284)	$(562)	$359
Fair value of interest rate swap, net of tax	(12)	—	—	—

Total accumulated other comprehensive (loss) income	$(761)	$(1,284)	$(562)	$359

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Concluded)

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	2006
	Successor
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Net earned premiums	$28,529	$28,328	$26,947	$26,766
Commissions and fees	4,444	4,319	3,716	4,213
Net investment income	2,150	2,121	2,446	2,996
Net realized (losses) gains on investments	(153)	(329)	467	532

Total Operating Revenues	34,970	34,439	33,576	34,507

Net Income	$5,379	$5,966	$6,926	$3,598

Net Income Per Share:
Basic	$1.07	$1.20	$1.42	$0.23

Diluted	$0.44	$0.48	$0.55	$0.20

In the fourth quarter of 2006, as a result of the repurchase of the $65.0 million senior notes in connection with the Company’s initial public offering (see Note 7), the Company recorded interest expense, net of taxes, of $4.6 million to write-off the remaining debt issuance costs and record the redemption premium on the senior notes.

	2005
	Predecessor			Successor
			3rd Q
			July 1 to	August 17 to
			August 16,	September 30,
	1st Q	2nd Q	2005	2005	4th Q
	(Dollars in thousands, except per share data)

Net earned premiums	$20,449	$23,907	$13,219	$12,658	$27,489
Commissions and fees	5,218	5,123	3,309	3,167	9,260
Net investment income	1,470	1,751	897	872	1,758
Net realized (losses) gains on investments	(72)	(3)	17	16	262

Total Operating Revenues	27,065	30,778	17,442	16,713	38,769

Net Income	$5,116	$6,801	$4,206	$1,763	$4,949

Net Income Per Share:
Basic	$0.34	$0.47	$0.30	$0.32	$0.98

Diluted	$0.25	$0.34	$0.21	$0.15	$0.41

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information contained under the captions “Election of Directors” (excluding the Report of the Audit Committee), “Executive Officers”, “Corporate Governance”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Director Compensation” and “Compensation of Executive Officers” (excluding the Report of the Executive Compensation Committee and the stock performance graph) in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference. In addition, the information contained in the “Equity Compensation Plans” subheading under Item 5 of this Report is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights	and Rights	First Column)

Equity compensation plans approved by security holders	250,000	$17.00	1,250,000
Equity compensation plans not approved by security holders(1)	927,775	2.24	2,443,388

Total	1,177,775		3,693,388

(1)	Pursuant to the 1998 Stock Compensation Plan. Shares available for future grant under this plan totaled 2,443,388 at December 31, 2006 however; the Company does not intend to issue any additional awards under this plan. See Note 14 to the consolidated financial statements, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Transactions” and “Corporate Governance” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information is contained under the caption “Independent Accountants” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1)	Exhibits, Financial Statement Schedules

The following consolidated financial statements, notes thereto and related information of First Mercury Financial Corporation (the “Company”) are included in Item 8.

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Item 15(a) (2)

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

Page

Schedules to Financial Statements
Schedule I — Summary of Investments — Other than Investments in Related Parties	S-1
Schedule II — Condensed Financial Information of Registrant
Condensed Balance Sheet	S-2
Condensed Statement of Operations	S-3
Condensed Statement of Cash Flows	S-4
Schedule IV — Reinsurance	S-5
Schedule VI — Supplemental Information Concerning Insurance Operations	S-6

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

Item 15(a) (3)

The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. The SEC File Number for the exhibits incorporated by reference is 001-33077.

Exhibit
Number		Description

2	.1 (1)	Stock Contribution Agreement dated as of August 17, 2005 by and among First Mercury Holdings, Inc., First Mercury Financial Corporation, FMFC Holdings, LLC, and each of the other parties signatory thereto.
3	.1 (4)	Amended and Restated Certificate of Incorporation.
3	.2 (3)	Amended and Restated Bylaws.
4	.1 (3)	Form of Stock Certificate.
4.2		Certain instruments defining the rights of the holders of long-term debt of First Mercury Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10	.1 *(4)	First Mercury Financial Corporation 1998 Stock Compensation Plan.
10	.2 *(1)	Registration Rights Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and FMFC Holdings, LLC (terminated).
10	.3 *(2)	Letter dated as of August 17, 2005 from First Mercury Holdings, Inc. to Jerome M. Shaw regarding Registration Rights (terminated).
10	.4 *(1)	Non-Competition and Confidentiality Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Jerome M. Shaw.
10	.5 *(1)	Non-Competition and Confidentiality Agreement dated as of June 14, 2004 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.6 *(1)	Amendment No. 1 to Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.7 *(1)	Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between First Mercury Holdings, Inc. and Jerome M. Shaw.
10	.8 *(1)	Employment Agreement dated as of November 6, 2003 by and between First Mercury Financial Corporation and Richard H. Smith.

Exhibit
Number		Description

10	.9 *(2)	First Amendment to Employment Agreement dated May 25, 2005 between First Mercury Financial Corporation and Richard Smith.
10	.10 *(1)	Employment Agreement dated February 27, 2004 by and between First Mercury Financial Corporation and William S. Weaver (terminated).
10	.11 (2)	Services Agreement dated May 25, 2005 between First Home Financial Corporation and Glencoe Capital, LLC.
10	.12 (4)	Credit Agreement, dated as of October 23, 2006 by and between First Mercury Financial Corporation, the Guarantors and JPMorgan Chase Bank, N.A.
10	.13 *(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Steven Shapiro.
10	.14 *(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Hollis Rademacher.
10	.15 (1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of May 26, 2004 for Floating Rate Junior Subordinated Debentures.
10	.16 (1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of April 29, 2004 for Floating Rate Junior Subordinated Debentures.
10	.17 (2)	Series A Convertible Preferred Stock Purchase Agreement dated March 1, 2004 between First Mercury Financial Corporation and FMFC Holdings, LLC.
10	.18 (3)	Stock Purchase And Redemption Agreement by and among Glencoe Capital, LLC, FMFC Holdings, LLC, First Mercury Holdings, Inc., and First Mercury Financial Corporation.
10	.19 *(3)	First Mercury Financial Corporation Omnibus Incentive Plan of 2006.
10	.20 *(3)	First Mercury Financial Corporation Performance-Based Annual Incentive Plan.
10	.21 *(3)	First Mercury Financial Corporation Non-Qualified Deferred Compensation Plan.
10	.22 (6)	Amended and Restated Registration Rights Agreement by and among First Mercury Financial Corporation and certain stockholders thereof.
10	.23 *(2)	Stockholders Agreement dated August 17, 2005 by and among First Mercury Holdings, Inc., FMFC Holdings, LLC, and certain stockholders of First Mercury Holdings, Inc. (terminated).
10	.24 *(2)	Glencoe Management Services Agreement, between First Mercury Financial Corporation and Glencoe dated as of June 7, 2004, as amended (terminated).
10	.25 *(2)	Amended and Restated Employment Agreement by and between First Mercury Financial Corporation and Jerome M. Shaw dated August 17, 2005 (terminated).
10	.26 *(3)	Consulting Agreement by and between First Mercury Financial Corporation, and Jerome M. Shaw.
10	.27 *(4)	Employment Letter by and between First Mercury Financial Corporation and John A. Marazza.
10	.28 *(2)	Employment Letter from First Mercury Financial Corporation to Jeffrey R. Wawok dated December 8, 2005.
10	.29 (3)	Stock Purchase and Redemption Agreement by and between William S. Weaver and First Mercury Holdings, Inc., dated September 29, 2006.
10	.31 *(3)	Restricted Stock Award Grant Agreement by and between First Mercury Holdings, Inc. and John A. Marazza, dated October 4, 2006.
10	.32 (3)	Amended and Restated Management Agreement between First Mercury Financial Corporation and First Home Insurance Agency, dated October 3, 2006.
10	.33 *(3)	Form of Option Grant Agreement under 1998 Stock Corporation Plan.
10	.34 *(3)	Form of Option Grant Agreement under Omnibus Incentive Plan of 2006.
10	.35 (5)	Indenture dated December 14, 2006 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.

Exhibit
Number		Description

10	.36 (5)	Amended and Restated Declaration of Trust dated December 14, 2006 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, James M. Thomas and Jeffrey R. Wawok, as administrators.
10	.37 (5)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 14, 2006 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.
10	.38 (5)	Guarantee Agreement dated December 14, 2006, between First Mercury Financial Corporation and Wilmington Trust Company.
14	(6)	Code of Business Conduct and Ethics.
21	(2)	Subsidiaries.
23	.1 (6)	Consent of BDO Seidman, LLP.
31	(a)	Rule 13a-14(a) Certification of Chief Executive Officer.
31	(b)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	(a)	Section 1350 Certification of Chief Executive Officer.
32	(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Form S-1 filed on August 23, 2006, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 4, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 17, 2006, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 19, 2006, and incorporated herein by reference.

(6)	Filed herewith.

*	Management contract or compensation plan or arrangement.

Item 15(b)

The exhibits are listed in Item 15 (a) (3) above.

Item 15(c)

The financial statement schedules are listed in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 15, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD H. SMITH Richard H. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)

/s/ JOHN A. MARAZZA John A. Marazza	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer of the Registrant)

/s/ HOLLIS W. RADEMACHER Hollis W. Rademacher	Director

/s/ STEVEN A. SHAPIRO Steven A. Shapiro	Director

/s/ JEROME M. SHAW Jerome M. Shaw	Director

/s/ LOUIS J. MANETTI Louis J. Manetti	Director

/s/ WILLIAM C. TYLER William C. Tyler	Director

/s/ THOMAS KEARNEY Thomas Kearney	Director

SCHEDULE I

FIRST MERCURY FINANCIAL CORPORATION

Summary of Investments — Other than Investments in Related Parties
As of December 31, 2006

			Amount at Which
		Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(In thousands)

Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$34,539	$33,981	$33,981
States and political subdivisions	140,605	139,579	139,579
Collateralized mortgage obligations and other asset-backed securities	37,542	37,392	37,392
Convertibles	19,370	19,724	19,724
All other corporate bonds	30,242	29,647	29,647
Redeemable preferred stock	1,212	1,229	1,229

Total Fixed Maturities	263,510	261,552	261,552

Equity Securities:
Common stocks:
Industrial, miscellaneous and all other	—	—	—
Non redeemable preferred stocks	1,841	1,955	1,955

Total Equity Securities	1,841	1,955	1,955

Short-Term Investments	34,334	34,334	34,334

Total Investments	$299,685	$297,841	$297,841

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Balance Sheet

	December 31,
	2006(1)	2005(2)
	(In thousands)

ASSETS
Short-term investments	$16,177	$—
Cash and cash equivalents	606	3,308
Accrued investment income	55	—
Federal income tax recoverable	—	1,117
Debt issuance costs, net of amortization	—	4,536
Other assets	3,905	—
Investment in subsidiaries	201,435	126,448

Total Assets	$222,178	$135,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Long-term debt	$46,394	$—
Senior notes	—	65,000
Shareholder rights payable	—	5,049
Accounts payable, accrued expenses, and other liabilities	3,046	1,033

Total Liabilities	49,440	71,082

Stockholders’ Equity
Convertible preferred stock, Series A voting, $0.1 par value; authorized 10,000,000 shares; issued and outstanding 0 and 400 shares	—	—
Common stock, $0.1 par value; authorized 100,000,000 shares; issued and outstanding 17,330,831 and 4,178,454 shares	174	42
Paid-in capital	153,600	58,857
Accumulated other comprehensive income	(761)	(1,284)
Retained earnings	20,323	6,712
Treasury stock; 92,500 shares	(598)	—

Total Stockholders’ Equity	172,738	64,327

Total Liabilities and Stockholders’ equity	$222,178	$135,409

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

(2)	Represents FMHI.

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statement of Operations

	Year Ended	August 17 to
	December 31,	December 31,
	2006(1)	2005(2)
	(In thousands)

Revenue
Income from subsidiaries	$37,286	$8,785
Commissions and fees	3,475	—
Net investment income	370	36

Total Revenues	41,131	8,821

Losses and Expenses
Interest expense	16,615	3,220
Other expenses	10,947	6

Total Losses and Expenses	27,562	3,226

Income Before Income Taxes	13,569	5,595

Income Tax Benefit	8,301	1,117

Net Income	$21,870	$6,712

Other Comprehensive Loss
Equity in other comprehensive loss of consolidated subsidiary	(761)	(1,284)

Comprehensive Income	$21,109	$5,428

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

(2)	Represents FMHI.

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statement of Cash Flows

		August 17 to
	December 31,	December 31,
	2006(1)	2005(2)
	(In thousands)

Cash Flows From Operating Activities
Net income	$21,869	$6,712
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed equity in consolidated subsidiary	(13,688)	(8,785)
Depreciation and amortization	4,872	256
Stock-based compensation expense	753	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Accrued investment income	(46)	—
Accrued federal income taxes	(1,010)	(1,117)
Trust preferred investments, including deferred costs	(1,055)	—
Other	(477)	1,032

Net Cash Provided By Operating Activities	11,218	(1,902)

Cash Flows From Investing Activities
Investment in subsidiaries	(40,000)	—
Cash and invested assets from merger with FMHI	3,308	—
Cost of short-term investments acquired	(14,634)	—
Proceeds from disposals of short-term investments	302	—
Reeivable from stockholders	977	—
Cost of fixed assets purchased	(355)	—
Purchase of outstanding shares of FMFC	(6,351)	(55,062)

Net Cash Used In Investing Activities	(56,753)	(55,062)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	173,661	—
Stock issued on stock options exercised	461	64
Repayment of senior notes	(65,000)	—
Purchase of treasury stock	(80,598)	—
Issuance of senior notes, net of debt issuance costs	—	60,208
Payment of shareholder dividend	(8,258)	—
Issuance of long-term debt	25,774	—

Net Cash Provided By Financing Activities	46,040	60,272

Net Increase In Cash and Cash Equivalents	505	3,308
Cash and Cash Equivalents, at the beginning of the period	101	—

Cash and Cash Equivalents, at the end of the period	$606	$3,308

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceeding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

(2)	Represents FMHI.

SCHEDULE IV

FIRST MERCURY FINANCIAL CORPORATION

Reinsurance

		Ceded to	Assumed		Percent of
		Other	from Other		Amount
	Direct	Companies	Companies	Net	Assumed
	(In thousands)

Year ended December 31, 2006 (Successor)	$213,842	$75,255	$4,339	$142,926	3.0%
Period August 17 to December 31, 2005 (Successor)	68,492	33,812	2,548	37,228	6.8%
Period January 1 to August 16, 2005 (Predecessor)	99,731	36,383	5,125	68,473	7.5%
Year ended December 31, 2004 (Predecessor)	53,121	19,171	38,945	72,895	53.4%

SCHEDULE VI

FIRST MERCURY FINANCIAL CORPORATION

Supplemental Information Concerning Insurance Operations

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		Deferred
	Policy	Loss	Net	Net	Net	Related to		Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Premiums
	Costs, Net	Expenses	Premium	Premium	Income	Year	Year	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2006 (Successor)	$18,452	$191,013	$81,426	$110,570	$9,713	$55,090	$1,118	$16,358	$14,728	$142,926
Period August 17 to December 31, 2005 (Successor)	9,700	113,864	47,597	40,146	2,629	14,811	12,211	7,954	6,146	37,228
Period January 1 to August 16, 2005 (Predecessor)	9,827	92,153	48,489	57,576	4,119	21,241	6,831	12,676	8,490	68,473
Year ended December 31, 2004 (Predecessor)	9,071	68,699	37,592	61,291	4,619	25,157	1,697	15,713	27,585	72,895