Form 10-Q
period 2007-03-31
FIRST MERCURY FINANCIAL CORP
filed 2007-05-10
CIK 929186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33077
FIRST MERCURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29621 Northwestern Hwy
PO Box 5096	48034
Southfield, Michigan	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on May 4, 2007 was 17,335,019.

\

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS

Investments
Debt securities	$310,466	$260,323
Equity securities and other	2,986	3,184
Short-term	46,530	34,334

Total Investments	359,982	297,841
Cash and cash equivalents	9,567	14,335
Premiums and reinsurance balances receivable	28,155	46,090
Accrued investment income	3,443	2,931
Accrued profit sharing commissions	8,790	7,735
Reinsurance recoverable on paid and unpaid losses	71,228	69,437
Prepaid reinsurance premiums	25,454	10,377
Deferred acquisition costs	14,448	18,452
Intangible assets, net of accumulated amortization	37,571	37,878
Other assets	8,027	7,857

Total Assets	$566,665	$512,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$211,271	$191,013
Unearned premium reserves	97,943	91,803
Long-term debt	46,394	46,394
Funds held under reinsurance treaties	9,013	—
Reinsurance payable on paid losses	2,840	2,877
Premiums payable to insurance companies	1,776	728
Deferred federal income taxes	271	1,642
Accounts payable, accrued expenses, and other liabilities	14,309	5,738

Total Liabilities	383,817	340,195

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,335,019 and 17,330,831 shares	174	174
Paid-in-capital	153,630	153,600
Accumulated other comprehensive loss	(781)	(761)
Retained earnings	30,423	20,323
Treasury stock; 92,500 shares	(598)	(598)

Total Stockholders’ Equity	182,848	172,738

Total Liabilities and Stockholders’ Equity	$566,665	$512,933

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$44,929	$28,529
Commissions and fees	4,657	4,444
Net investment income	3,294	2,150
Net realized gains (losses) on investments	135	(153)

Total Operating Revenues	53,015	34,970

Operating Expenses
Losses and loss adjustment expenses, net	23,954	14,907
Amortization of deferred acquisition expenses	8,739	4,894
Underwriting, agency and other expenses	3,730	4,210
Amortization of intangible assets	307	292

Total Operating Expenses	36,730	24,303

Operating Income	16,285	10,667
Interest Expense	982	2,648
Change in Fair Value of Derivative Instruments	107	(229)

Income Before Income Taxes	15,196	8,248
Income Taxes	5,229	2,869

Net Income	$9,967	$5,379

Net Income Per Share:
Basic	$0.58	$1.07

Diluted	$0.55	$0.44

Weighted Average Shares Outstanding:
Basic	17,331,901	4,183,479

Diluted	18,183,841	12,291,514

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Convertible		Other
	Common	Preferred	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2006	42	—	58,857	(1,284)	6,712	—	64,327
Issuance of stock	1	—	243	—	—	—	244
Comprehensive income:
Net income	—	—	—	—	5,379	—	5,379
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	(822)	—	—	(822)
Less reclassification adjustment for losses included in net income	—	—	—	99	—	—	99

Total other comprehensive loss	—	—	—	—	—	—	(723)

Total comprehensive income	—	—	—	—	—	—	4,656

Balance, March 31, 2006	$43	$—	$59,100	$(2,007)	$12,091	$—	$69,227

Balance, January 1, 2007	174	—	153,600	(761)	20,323	(598)	172,738
Cumulative effect adjustment upon adoption of SFAS 155	—	—	—	(133)	133	—	—
Stock-based compensation expense	—	—	30	—	—	—	30
Comprehensive income:
Net income	—	—	—	—	9,967	—	9,967
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period	—	—	—	440	—	—	440
Less reclassification adjustment for gains included in net income	—	—	—	(245)	—	—	(245)
Change in fair value of interest rate swap	—	—	—	(82)	—	—	(82)

Total other comprehensive income	—	—	—	—	—	—	113

Total comprehensive income	—	—	—	—	—	—	10,080

Balance, March 31, 2007	$174	$—	$153,630	$(781)	$30,423	$(598)	$182,848

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$9,967	$5,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	471	612
Realized (gains) losses on investments	(135)	153
Deferrals of acquisition costs, net	4,003	1,891
Deferred income taxes	(1,371)	(1,234)
Stock-based compensation expense	30	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	17,935	(3,252)
Accrued investment income	(512)	(198)
Receivable from related entity	(180)	108
Accrued profit sharing commissions	(1,055)	(1,101)
Reinsurance recoverable on paid and unpaid losses	(1,791)	(9,664)
Prepaid reinsurance premiums	(15,077)	(8,689)
Loss and loss adjustment expense reserves	20,258	19,086
Unearned premium reserves	6,140	7,448
Funds held under reinsurance treaties	9,013	—
Reinsurance payable on paid losses	(37)	3,504
Premiums payable to insurance companies	1,048	(1,482)
Other	2,921	5,112

Net Cash Provided By Operating Activities	51,628	17,673

Cash Flows From Investing Activities
Cost of short-term investments acquired	(96,859)	(71,114)
Proceeds from disposals of short-term investments	84,663	76,657
Cost of debt and equity securities acquired	(59,587)	(41,723)
Proceeds from debt and equity securities	16,035	17,228
Change in receivable from stockholders	—	(16)
Cost of fixed asset purchases	(648)	(61)

Net Cash Used In Investing Activities	(56,396)	(19,029)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	244

Net Cash Provided By Financing Activities	—	244

Net Decrease In Cash and Cash Equivalents	(4,768)	(1,112)
Cash and Cash Equivalents, beginning of period	14,335	8,400

Cash and Cash Equivalents, end of period	$9,567	$7,288

Supplemental Disclosure of Non-Cash Transactions:
Securities purchases payable	$6,063	$—
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The accompanying condensed consolidated financial statements and notes of First Mercury Financial Corporation and Subsidiaries (“FMFC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers are urged to review the Company’s 2006 audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited annual consolidated financial statements.
     Significant intercompany transactions and balances have been eliminated.
     In October 2006, the Company completed its initial public offering of common stock. Immediately preceding the initial public offering, First Mercury Holdings, Inc. (“Holdings”) was merged into FMFC with FMFC the surviving entity. The consolidated financial statements include the results of FMFC and its subsidiaries.
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
     Recently Issued Accounting Standards
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
Stock Split
     On October 16, 2006, in connection with an initial public offering of the Company’s common stock, the Company’s Board of Directors and stockholders effected a 925-for-1 split of the Company’s common stock. All share and per share amounts relating to common stock, included in the accompanying condensed consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.
2.	NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands,
	except share and per share data)
Net Income	$9,967	$5,379
Less: Dividends in arrears	—	(894)

Net income available to common	9,967	4,485

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,331,901	4,183,479

Dilutive effect of stock options	837,213	820,232
Dilutive effect of unvested restricted stock	14,727	—
Dilutive effect of convertible preferred stock	—	6,434,783
Dilutive effect of cumulative dividends on preferred stock	—	853,020

Dilutive number of common and common equivalent shares outstanding	18,183,841	12,291,514

Basic Net Income Per Common Share	$0.58	$1.07

Diluted Net Income Per Common Share	$0.55	$0.44

Anti-dilutive shares excluded from diluted net income per common share	16,181	—

3.	INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ”Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have an impact on our financial position or results of operations and we have taken no tax positions which would require disclosure under the new guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2003, 2004, 2005 and 2006 remain open and are subject to examination.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
3.	INCOME TAXES – (Concluded)
     The Company files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate.
     Income taxes in the accompanying unaudited condensed consolidated statements of income differ from the statutory tax rate of 35.0% primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
4.	LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$191,013	$113,864
Less reinsurance recoverables	66,926	21,869

Net Balance, beginning of period	124,087	91,995

Incurred Related To
Current year	24,069	14,404
Prior years	(115)	503

Total Incurred	23,954	14,907

Paid Related To
Current year	177	104
Prior years	5,719	5,588

Total Paid	5,896	5,692

Net Balance	142,145	101,210
Plus reinsurance recoverables	69,126	31,739

Balance, end of period	$211,271	$132,949

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
5.	REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Written Premiums
Direct	$59,334	$55,537
Assumed	1,266	1,339
Ceded	(26,140)	(29,768)

Net Written Premiums	$34,460	$27,108

Earned Premiums
Direct	$53,374	$48,861
Assumed	1,086	765
Ceded	(11,064)	(21,278)
Earned but unbilled premiums	1,533	181

Net Earned Premiums	$44,929	$28,529

     The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from unauthorized reinsurers through funds withheld, grantor trusts, or stand-by letters of credit issued by highly rated banks.
     The Company’s 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $9.0 million as Funds held under reinsurance treaties in the accompanying Condensed Interim Consolidated Balance Sheets at March 31, 2007. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $4.5 million at March 31, 2007. There were no amounts subject to such interest crediting at March 31, 2006 or December 31, 2006.
6.	RELATED PARTY TRANSACTIONS
     First Home Insurance Agency (“FHIA”) is considered a related party to the Company due to common ownership of FHIA and the Company. The Company provides systems support, accounting, human resources, claims and regulatory oversight for FHIA under an administrative services and cost allocation agreement. Under the terms of this agreement, FMFC allocates actual expenses and costs related to the activities discussed above. Costs related to this agreement were $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, the Company had a receivable for these charges and other advances of $0.1 million and $1.1 million, respectively, from FHIA.
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million. The Company recorded consulting expense of $0.3 million for the three months ended March 31, 2007 related to this agreement.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
7.	HYBRID INSTRUMENTS
     On January 1, 2007, the Company elected to adopt the fair value provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for all of its convertible securities which were previously accounted for as embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company adopted SFAS 155 in order to simplify the accounting for these convertible securities. On January 1, 2007, unrealized gains on these convertible securities were $0.5 million and unrealized losses were $0.3 million. The adoption of SFAS 155 resulted in a cumulative effect adjustment of $0.1 million, net of tax, to reclassify the unrealized holding gain on the host portion of the convertible securities into retained earnings.
     As of March 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $24.8 million. Convertible bonds and bond units had a market value of $23.2 million and were included in Debt securities in the Condensed Interim Consolidated Balance Sheet at March 31, 2007. Convertible preferred stocks had a market value of $1.6 million and were included in Equity securities and other in the Condensed Interim Consolidated Balance Sheet at March 31, 2007. The Company recorded a reduction in the fair value of the hybrid instruments of $0.2 million in Net realized gains (losses) on investments for the three months ended March 31, 2007. Upon adoption and as of March 31, 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
8.	STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. These options became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,388 at March 31, 2007, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended March 31, 2007, the Company granted 216,188 stock options to employees and 4,188 shares of restricted stock to non-employee directors under the Omnibus plan. The stock options vest in three equal installments over a period of three years commencing on March 8, 2008. The shares of restricted stock vest immediately, but will not be transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and is recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 1,029,624 at March 31, 2007.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
8.	STOCK COMPENSATION PLANS – (Continued)
     The following table summarizes stock option activity for the three months ended March 31, 2007 and 2006.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Oustanding at January 1, 2006	1,119,528	$1.85	—	$—
Granted during the period	76,312	6.49	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2006	1,195,840	$2.12	—	$—

Oustanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	216,188	20.75
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2007	927,775	$2.24	466,188	$18.74

Exercisable at:
March 31, 2006	1,119,528	$1.85	—	—
March 31, 2007	927,775	$2.24	—	—
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $17.0 million at March 31, 2007. The aggregate intrinsic value of options expected to vest under the Omnibus Plan was $0.8 million at March 31, 2007.
     The number of stock option awards outstanding and exercisable at March 31, 2007 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	March 31, 2007	Contractual Life	Share	March 31, 2007	Share
1998 Plan
$1.51 - $2.14	810,762	3.98 Years	$1.71	810,762	$1.71
$4.86 - $6.49	117,013	6.77	5.92	117,013	5.92

Total	927,775	4.33	2.24	927,775	2.24

Omnibus Plan
$17.00-$20.75	466,188	6.73 Years	$18.74	—	$—

Total	466,188	6.73	$18.74	—	$—

     As of March 31, 2007, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 4.6 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Concluded)
(Unaudited)
8.	STOCK COMPENSATION PLANS – (Concluded)
     The fair value of stock options granted during the three months ended March 31, 2007 and 2006 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
1998 Plan
Expected term	—	2.5
Expected stock price volatility	—	26.51%
Risk-free interest rate	—	4.72%
Expected dividend yield	—	—
Estimated fair value per option	—	$1.39

Omnibus Plan
Expected term	5.0	—
Expected stock price volatility	26.50%	—
Risk-free interest rate	4.50%	—
Expected dividend yield	—	—
Estimated fair value per option	$6.71	—
     For 2007, the expected term of options was determined based on historical exercise behavior and the period of time that the options are expected to be outstanding. Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group. Prior to the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $30,000 for the three months ended March 31, 2007.
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Unrealized holding losses on securities, net of tax	(687)	(2,007)
Fair value of interest rate swap, net of tax	(94)	—

Total accumulated other comprehensive loss	$(781)	$(2,007)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; competition risk; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 33 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and developed the underwriting expertise and cost-efficient infrastructure. Over the last six years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
     First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), All Nation Insurance Company (“ANIC”) and American Risk Pooling Consultants, Inc. (“ARPCO”).
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
     Readers are also urged to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 1 to the audited consolidated financial statements thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.
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
     Our reserves for losses and loss adjustment expenses at March 31, 2007 and December 31, 2006, gross and net of ceded reinsurance were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Gross
Case reserves	$49,615	$47,004
IBNR and ULAE reserves	161,656	144,009

Total reserves	$211,271	$191,013

Net of reinsurance
Case reserves	$38,359	$37,376
IBNR and ULAE reserves	103,787	86,711

Total	$142,146	$124,087

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments in convertible securities with embedded derivatives. These convertible securities were accounted for under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three months ended March 31, 2007 and under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for the three months ended March 31, 2006.
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

     Results of Operations
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following table summarizes our results for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$44,929	$28,529	57%
Commissions and fees	4,657	4,444	5
Net investment income	3,294	2,150	53
Net realized gains (losses) on investments	135	(153)	(188)

Total Operating Revenues	53,015	34,970	52

Operating Expenses
Losses and loss adjustment expenses, net	23,954	14,907	61
Amortization of intangible assets	307	292	5
Other operating expenses	12,469	9,104	37

Total Operating Expenses	36,730	24,303	51

Operating Income	16,285	10,667	53
Interest Expense	1,089	2,419	(55)

Income Before Income Taxes	15,196	8,248	84
Income Taxes	5,229	2,869	82

Net Income	$9,967	$5,379	85%

Loss Ratio	53.3%	52.3%	1.0 point
Underwriting Expense Ratio	20.4%	22.5%	(2.1 points)

Combined Ratio	73.7%	74.8%	(1.1 points)

     Premiums Produced
     Premiums produced, which consists of all of the premiums billed by CoverX, for the three months ended March 31, 2007 were $64.3 million, a $4.3 million, or 7%, increase over $59.9 million in premiums produced during the three months ended March 31, 2006. This growth was primarily due to $1.9 million from the opening of the Company’s California underwriting office during the fourth quarter of 2006 and continuing growth from our existing underwriting offices, offset somewhat by a modest decline in premium rates.

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	March 31,
	2007	2006	Change
	(Dollars in thousands)
Written premiums
Direct	$59,334	$55,537	7%
Assumed	1,266	1,339	(5)
Ceded	(26,140)	(29,768)	(12)

Net written premiums	$34,460	$27,108	27%

Earned premiums
Direct	$53,374	$48,861	9%
Assumed	1,086	765	42
Ceded	(11,064)	(21,278)	(48)
Earned but unbilled premiums	1,533	181	747

Net earned premiums	$44,929	$28,529	57%

     Direct written premiums increased $3.8 million, or 7%, primarily due to the opening of the Company’s California underwriting office in December 2006 and the growth in premiums produced by existing underwriting offices during the three months ended March 31, 2007. Direct earned premiums increased $4.5 million in the three months ended March 31, 2007, or 9%, compared to the three months ended March 31, 2006.
     Assumed written premiums decreased $0.1 million, or 5%, and assumed earned premiums increased $0.3 million or 42%. The slight decrease in assumed written premiums is due to the growth in the admitted legal liability sub-class written through a fronting insurer, offset by the elimination of 2006 assumed premium audits related to expirations of policies written under prior fronting relationships. The 42% growth in assumed earned premiums is primarily related to the increase in legal liability sub-class premiums written through a fronting insurer during 2006.
     Ceded written premiums decreased $3.6 million, or 12%, and ceded earned premiums decreased $10.2 million, or 48%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Ceded written premiums decreased principally due to purchasing 35% quota share reinsurance effective January 1, 2007, while the Company purchased 50% quota share reinsurance during the first quarter of 2006, offset somewhat by the increase in direct written premiums subject to the quota share arrangement. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the three months ended March 31, 2007. The three months ended March 31, 2006 included ceded earned premiums related to the 2005 quota share reinsurance treaties which continued into 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended March 31, 2007 by approximately $17.6 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums increased $1.4 million, or 747%, primarily due to the growth in the rate of audit premiums to original premiums written during 2006, recognition of increased audit premium collection experience, and growth in net retained earned premiums subject to premium audits.

     Commissions and Fees

	Three Months Ended
	March 31,
	2007	2006	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,872	$1,431	31%
Insurance services commissions and fees	2,785	3,013	(8)

Total commissions and fees	$4,657	$4,444	5%

     Insurance underwriting commissions and fees increased $0.4 million, or 31%, from the three months ended March 31, 2006 to the three months ended March 31, 2007, principally due to increases in commissions on fronted premiums. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, decreased $0.2 million, or 8%, principally as the result of increased ARPCO fees of $0.2 million offset by decreased brokerage fees income of $0.4 million.
     Net Investment Income and Realized Gains on Investments. During the three months ended March 31, 2007, net investment income was $3.3 million, a $1.1 million, or 53%, increase from $2.2 million reported for the three months ended March 31, 2006 primarily due to the increase in invested assets over the period. At March 31, 2007, invested assets were $360.0 million, a $131.1 million, or 57%, increase over $228.9 million of invested assets at March 31, 2006. This increase was due to increases in net written premiums, the reinsurer payment of the unearned premiums related to the 2006 50% quota share reinsurance terminated on a “cut-off” basis on December 31, 2006 during the three months ended March 31, 2007, retaining cash received for net written premiums under the 2007 35% quota share reinsurance contracts on a “funds withheld” basis during the three months ended March 31, 2007, and proceeds from the initial public offering and the issuance of junior subordinated debentures related to trust preferred securities during the fourth quarter of 2006. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 4.0% and 3.9% at March 31, 2007 and March 31, 2006, respectively. The increase was the result of the general increase in market interest rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.8% and 4.2% for the three months ended March 31, 2007 and 2006, respectively.
     During the three months ended March 31, 2007, net realized capital gains were $0.1 million, a $0.3 million increase over the net realized capital loss of $0.2 million during the three months ended March 31, 2006. The first quarter 2007 net realized capital gains were principally due to sales of investment securities at gains of approximately $0.6 million, offset by mark to market declines in convertible bonds carried at market in accordance with the Company’s adoption of SFAS 155 during the three months ended March 31, 2007 of approximately $0.3 million, and due to other than temporary impairments on debt securities of $0.2 million.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $9.0 million, or 61%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Growth from the increase in net earned exposure growth reflected in the 57% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by approximately $0.1 million in favorable development of December 31, 2005 and prior years’ unallocated loss adjustment expense reserves in the three months ended March 31, 2007, as compared to the $0.5 million in unfavorable loss and loss adjustment expense reserves development report of December 31, 2004 and prior reserves reported during the first quarter of 2006.
     Other Operating Expenses

	Three Months Ended
	March 31,
	2007	2006	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$8,739	$4,894	79%
Ceded reinsurance commissions	(8,258)	(9,063)	(9)
Other underwriting and operating expenses	11,988	13,273	(10)

Other operating expenses	$12,469	$9,104	37%

     During the three months ended March 31, 2007, other operating expenses increased $3.4 million, or 37%, from the three months ended March 31, 2006. Amortization of deferred acquisition expenses increased by $3.8 million, or 79%, including a $5.7 million increase related to the approximately $17.6 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 offset by a decrease of $1.9 million related to remaining net earned premiums during the three months ended March 31, 2007. Ceded reinsurance commissions decreased $0.8 million, or 9%, principally due to the effect of purchasing 35% quota share reinsurance during the first quarter of 2007 compared to purchasing 50% quota share reinsurance during the first quarter of 2006, offset somewhat by changes in ceding commission rates. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, decreased by $1.3 million, or 10%, principally due to increased net deferrals of acquisition costs of $0.8 million, and a decrease of $0.5 million in general and underwriting expenses primarily due to certain non-recurring expenses during the three months ended March 31, 2006.
     Interest Expense

	Three Months Ended
	March 31,
	2007	2006	Change
	(Dollars in thousands)
Senior notes	$—	$2,210	(100)%
Junior subordinated debentures	1,089	206	429
Other	—	3	(100)%

Total interest expense	$1,089	$2,419	(55)%

     Interest expense decreased $1.3 million, or 55%, from the three months ended March 31, 2006 to the three months ended March 31, 2007. This decrease was principally attributable to a $2.2 million decrease in interest expense related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $0.9 million increase in interest expense related to junior subordinated debentures of $46.4 million and $20.6 million at March 31, 2007 and 2006, respectively, which included the change in fair value of interest rate swap on junior subordinated debentures as discussed in “– Liquidity and Capital Resources.”
     Income taxes. Our effective tax rates were approximately 34.4% for the three months ended March 31, 2007 and 34.8% for the three months ended March 31, 2006.
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

     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$51,628	$17,673
Investing activities	(56,396)	(19,029)
Financing activities	—	244

Change in cash and cash equivalents	$(4,768)	$(1,112)

     Net cash provided by operating activities for the three months ended March 31, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities for the three months ended March 31, 2006 was primarily from cash received on net written premiums, less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the three months ended March 31, 2007 were retained on a “funds withheld” basis in accordance with the Company’s 35% quota share reinsurance contracts resulting in increased net cash flow provided by operations compared to the three months ended March 31, 2006.
     Net cash used in investing activities for the three months ended March 31, 2007 and 2006 primarily resulted from our net investment in short-term, debt and equity securities. The $37.4 million increase in net cash used in investing activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was principally a result of increased net cash flow provided by operating activities as described above.
     Net cash provided by financing activities for the three months ended March 31, 2006 resulted from the issuance of common stock. There were no amounts provided by or used in financing activities for the three months ended March 31, 2007.
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
     Long-term debt
     Junior Subordinated Debentures. We have $46.4 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $25.8 million of which were issued in December 2006. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. At March 31, 2007, the three month LIBOR rate was 5.35%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
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
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At March 31, 2007, we had minimal exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, and cash and cash equivalents. At March 31, 2007, our investments had a market value of $360.0 million and consisted of the following investments:

	March 31, 2007
	Market Value	% of Portfolio
	(Dollars in thousands)
Money Market Funds	$46,519	12.9%
Treasury Securities	8,444	2.3%
Agency Securities	839	0.2%
Corp / Preferred	37,216	10.3%
Municipal Bonds	164,080	45.6%
Asset backed Securities	45,544	12.7%
Mortgages	32,562	9.0%
Convertible Securities	24,715	6.9%
Other	63	0.1%

Total	$359,982	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at March 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment
Less than one year	23.7%
One to two years	10.8%
Two to three years	12.1%
Three to four years	19.7%
Four to five years	12.9%
Five to seven years	10.8%
More than seven years	10.0%

Total	100.0%

     The effective duration of the portfolio as of March 31, 2007 is approximately 2.9 years and the tax-effected duration is 2.4 years. Excluding cash, equity and convertible securities, the portfolio duration and tax-effected duration are 3.4 years and 2.9 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.0% and 3.9% for three months ended March 31, 2007 and 2006, respectively. The increase was the result of the general increase in market rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.8% and 4.2% for the three months ended March 31, 2007 and 2006, respectively.

     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at March 31, 2007. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of March 31, 2007 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	76.9%
AA	8.7%
A	7.7%
BBB	5.4%
BB	0.7%
B	0.5%
CCC	0.1%
NR	0.0%

Total	100.0%

     Cash and cash equivalents consisted of cash on hand of $9.6 million at March 31, 2007.
     At March 31, 2007 the total unrealized loss of all impaired securities totaled $2.2 million. This represents approximately 0.6% of year-end invested assets of $360.0 million.
     For the three months ended March 31, 2007, we sold approximately $2.4 million of market value of securities, which were trading below amortized cost while recording a realized loss of approximately $13,000. This loss represented 0.53% of the amortized cost of the positions. We sold Treasury issues to purchase other securities. We also sold some isolated positions of corporate, mortgage and municipal bonds. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the three months ended March 31, 2007, $4.7 million of the costs were deferred. Deferred policy acquisition costs totaled $14.5 million, or 19.9% of unearned premiums (net of reinsurance), at March 31, 2007.
     On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provision of the quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the December 31, 2006 unearned premiums that had been ceded 50% up until contract expiration. The amount of the previously ceded net unearned premium reserve that was returned to the Company as a result of the cut-off termination election was $39.6 million at December 31, 2006. As those premiums are earned during 2007, they will be reported in the Company’s net earned premiums. At December 31, 2006 we recorded the related $12.8 million in ceded commissions as deferred acquisition costs, of which $7.1 million remained at March 31, 2007 to be amortized during the remainder of 2007 as related unearned premiums are earned.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Direct written premiums	$59,334	$55,537
Ceded written premiums	26,140	29,768

Net written premiums	$33,194	$25,769

Ceded written premiums as percentage of direct written premiums	44.1%	53.6%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Ceded written premiums	$26,140	$29,768
Ceded premiums earned	11,064	21,278
Losses and loss adjustment expenses ceded	3,981	10,856
Ceding commissions	3,021	6,586
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $17.2 million net cash paid for the three months ended March 31, 2007 compared to net cash paid of $21.0 million for the three months ended March 31, 2006.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On March 31, 2007, all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On March 31, 2007, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On March 31, 2007 and December 31, 2006, FMFC had a net amount of recoverables from reinsurers of $98.8 million and $99.6 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

By:	/s/ RICHARD H. SMITH Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA John A. Marazza
Executive Vice President, Chief Financial Officer and Treasurer
Date:	May 10, 2007

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934
32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith