Form 10-Q
period 2007-06-30
FIRST MERCURY FINANCIAL CORP
filed 2007-08-08
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33077
FIRST MERCURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29110 Inkster Road
Suite 100	48034
Southfield, Michigan	(Zip Code)
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
The number of shares of Common Stock, par value $0.01, outstanding on August 3, 2007 was 18,036,168.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Investments
Debt securities	$327,208	$260,323
Equity securities and other	4,135	3,184
Short-term	64,511	34,334

Total Investments	395,854	297,841
Cash and cash equivalents	7,071	14,335
Premiums and reinsurance balances receivable	32,751	46,090
Accrued investment income	3,831	2,931
Accrued profit sharing commissions	9,538	7,735
Reinsurance recoverable on paid and unpaid losses	79,495	69,437
Prepaid reinsurance premiums	42,770	10,377
Deferred acquisition costs	12,489	18,452
Deferred federal income taxes	1,869	—
Intangible assets, net of accumulated amortization	37,264	37,878
Other assets	9,663	7,857

Total Assets	$632,595	$512,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$235,862	$191,013
Unearned premium reserves	116,702	91,803
Long-term debt	46,394	46,394
Funds held under reinsurance treaties	19,268	—
Reinsurance payable on paid losses	4,827	2,877
Premiums payable to insurance companies	1,782	728
Deferred federal income taxes	—	1,642
Accounts payable, accrued expenses, and other liabilities	3,367	5,738

Total Liabilities	428,202	340,195

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 18,036,168 and 17,330,831 shares	181	174
Paid-in-capital	166,353	153,600
Accumulated other comprehensive loss	(2,469)	(761)
Retained earnings	40,926	20,323
Treasury stock; 92,500 shares	(598)	(598)

Total Stockholders’ Equity	204,393	172,738

Total Liabilities and Stockholders’ Equity	$632,595	$512,933

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$43,571	$28,328	$88,500	$56,857
Commissions and fees	4,902	4,319	9,559	8,763
Net investment income	3,870	2,121	7,164	4,271
Net realized gains (losses) on investments	627	(329)	762	(482)

Total Operating Revenues	52,970	34,439	105,985	69,409

Operating Expenses
Losses and loss adjustment expenses, net	22,488	15,055	46,442	29,962
Amortization of deferred acquisition expenses	7,557	4,198	16,296	9,092
Underwriting, agency and other expenses	5,613	3,169	9,344	7,379
Amortization of intangible assets	307	291	613	583

Total Operating Expenses	35,965	22,713	72,695	47,016

Operating Income	17,005	11,726	33,290	22,393
Interest Expense	986	2,747	1,968	5,395
Change in Fair Value of Derivative Instruments	(127)	(157)	(19)	(386)

Income Before Income Taxes	16,146	9,136	31,341	17,384
Income Taxes	5,642	3,170	10,871	6,039

Net Income	$10,504	$5,966	$20,470	$11,345

Net Income Per Share:
Basic	$0.60	$1.20	$1.18	$2.26

Diluted	$0.58	$0.48	$1.12	$0.92

Weighted Average Shares Outstanding:
Basic	17,428,006	4,216,144	17,380,219	4,216,144

Diluted	18,254,015	12,467,938	18,220,558	12,324,179

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Convertible		Other
	Common	Preferred	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2006	$42	$—	$58,857	$(1,284)	$6,712	$—	$64,327
Issuance of stock	—	—	243	—	—	—	243
Comprehensive income:
Net income	—	—	—	—	11,345	—	11,345
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	(1,956)	—	—	(1,956)
Less reclassification adjustment for losses included in net income	—	—	—	492	—	—	492

Total other comprehensive loss	—	—	—	—	—	—	(1,464)

Total comprehensive income	—	—	—	—	—	—	9,881

Balance, June 30, 2006	$42	$—	$59,100	$(2,748)	$18,057	$—	$74,451

Balance, January 1, 2007	$174	$—	$153,600	$(761)	$20,323	$(598)	$172,738
Common stock issued, net of issuance costs	7	—	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155	—	—	—	(133)	133	—	—
Stock-based compensation expense	—	—	511	—	—	—	511
Comprehensive income:
Net income	—	—	—	—	20,470	—	20,470
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period	—	—	—	(1,389)	—	—	(1,389)
Less reclassification adjustment for gains included in net income	—	—	—	(416)	—	—	(416)
Change in fair value of interest rate swap	—	—	—	230	—	—	230

Total other comprehensive income	—	—	—	—	—	—	(1,575)

Total comprehensive loss	—	—	—	—	—	—	18,895

Balance, June 30, 2007	$181	$—	$166,353	$(2,469)	$40,926	$(598)	$204,393

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$20,470	$11,345
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	974	1,218
Realized (gains) losses on investments	(762)	482
Deferrals of acquisition costs, net	5,963	3,585
Deferred income taxes	(3,511)	(2,428)
Stock-based compensation expense	511	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	13,339	2,068
Accrued investment income	(900)	(274)
Receivable from related entity	(50)	1,814
Accrued profit sharing commissions	(1,803)	1,345
Reinsurance recoverable on paid and unpaid losses	(10,058)	(22,369)
Prepaid reinsurance premiums	(32,393)	(13,066)
Loss and loss adjustment expense reserves	44,849	37,077
Unearned premium reserves	24,899	10,892
Funds held under reinsurance treaties	19,268	—
Reinsurance payable on paid losses	1,950	83
Premiums payable to insurance companies	1,054	(2,210)
Other	(2,089)	2,496

Net Cash Provided By Operating Activities	81,711	32,058

Cash Flows From Investing Activities
Cost of short-term investments acquired	(224,301)	(99,507)
Proceeds from disposals of short-term investments	194,124	117,614
Cost of debt and equity securities acquired	(99,662)	(84,349)
Proceeds from debt and equity securities	30,733	51,769
Change in receivable from stockholders	—	222
Acquisition, net of cash acquired	—	(6,351)
Cost of fixed asset purchases	(2,118)	(55)

Net Cash Used In Investing Activities	(101,224)	(20,657)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	12,249	243

Net Cash Provided By Financing Activities	12,249	243

Net (Decrease) Increase In Cash and Cash Equivalents	(7,264)	11,644
Cash and Cash Equivalents, beginning of period	14,335	8,400

Cash and Cash Equivalents, end of period	$7,071	$20,044

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
Notes to Condensed Consolidated Financial Statements — (Continued)
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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands,
	except share and per share data)
Net Income	$10,504	$5,966	$20,470	$11,345
Less: Dividends in arrears	—	(921)	—	(1,815)

Net income available to common	10,504	5,045	20,470	9,530

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,428,006	4,216,144	17,380,219	4,216,144

Dilutive effect of stock options	823,432	820,232	831,270	820,232
Dilutive effect of unvested restricted stock	2,577	—	9,069	—
Dilutive effect of convertible preferred stock	—	6,434,783	—	6,434,783
Dilutive effect of cumulative dividends on preferred stock	—	996,779	—	853,020

Dilutive number of common and common equivalent shares outstanding	18,254,015	12,467,938	18,220,558	12,324,179

Basic Net Income Per Common Share	$0.60	$1.20	$1.18	$2.26

Diluted Net Income Per Common Share	$0.58	$0.48	$1.12	$0.92

Anti-dilutive shares excluded from diluted net income per common share	95,292	—	49,273	—

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
Notes to Condensed Consolidated Financial Statements — (Continued)
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
4. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$211,271	$132,949	$191,013	$113,864
Less reinsurance recoverables	69,126	31,736	66,926	21,869

Net Balance, beginning of period	142,145	101,213	124,087	91,995

Incurred Related To
Current year	23,225	14,503	47,294	28,904
Prior years	(737)	552	(852)	1,058

Total Incurred	22,488	15,055	46,442	29,962

Paid Related To
Current year	977	687	1,154	791
Prior years	5,179	6,991	10,898	12,576

Total Paid	6,156	7,678	12,052	13,367

Net Balance	158,477	108,590	158,477	108,590
Plus reinsurance recoverables	77,385	42,350	77,385	42,350

Balance, end of period	$235,862	$150,940	$235,862	$150,940

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Written Premiums
Direct	$74,217	$55,443	$133,551	$110,980
Assumed	3,101	923	4,367	2,262
Ceded	(33,241)	(29,537)	(59,381)	(59,305)

Net Written Premiums	$44,077	$26,829	$78,537	$53,937

Earned Premiums
Direct	$56,818	$51,511	$110,192	$100,372
Assumed	2,751	850	3,837	1,615
Ceded	(17,410)	(24,598)	(28,474)	(45,876)
Earned but unbilled premiums	1,412	565	2,945	746

Net Earned Premiums	$43,571	$28,328	$88,500	$56,857

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
     The Company’s 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $19.3 million as Funds held under reinsurance treaties in the accompanying Condensed Interim Consolidated Balance Sheets at June 30, 2007. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $9.8 million at June 30, 2007. There were no amounts subject to such interest crediting at June 30, 2006 or December 31, 2006.
6. RELATED PARTY TRANSACTIONS
     First Home Insurance Agency (“FHIA”) is considered a related party to the Company due to common ownership of FHIA and the Company. The Company provides systems support, accounting, human resources, claims and regulatory oversight for FHIA under an administrative services and cost allocation agreement. Under the terms of this agreement, FMFC allocates actual expenses and costs related to the activities discussed above. Costs related to this agreement were $0.2 million and $0.3 million for the three and six months ended June 30, 2007, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and 2006, the Company had a receivable for these charges and other advances of $0.1 million and $0.1 million, respectively, from FHIA.
     In the second quarter of 2006, prior to its initial public offering, the Company forgave its $0.8 million unsecured loan due from its chief executive officer and recorded the amount as compensation.
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million. The Company recorded consulting expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively, related to this agreement.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
     As of June 30, 2007, the market value of convertible securities accounted for as hybrid instruments was $29.7 million. Convertible bonds and bond units had a market value of $27.0 million and were included in Debt securities in the Condensed Interim Consolidated Balance Sheet at June 30, 2007. Convertible preferred stocks had a market value of $2.7 million and were included in Equity securities and other in the Condensed Interim Consolidated Balance Sheet at June 30, 2007. The Company recorded an increase in the fair value of the hybrid instruments of $0.3 million and $0.1 million in Net realized gains (losses) on investments for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
8. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. These options became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,388 at June 30, 2007, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Compensation Committee of the Company’s Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three and six months ended June 30, 2007, the Company granted 10,000 and 226,188 stock options, respectively, to employees and 5,960 and 10,148 shares of restricted stock, respectively, to non-employee directors under the Omnibus Plan. The stock options vest in three equal installments over a period of three years on the anniversary of the grant date. The shares of restricted stock vest immediately, but will not be transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and is recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 1,013,664 at June 30, 2007.
     During the fourth quarter of 2006, the Company awarded 48,100 shares of restricted stock to a certain officer. Half of the restricted stock vested on the date of grant and the remainder vested during the second quarter of 2007. Stock-based compensation was recognized over the vesting period of the restricted stock.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. STOCK COMPENSATION PLANS – (Continued)
     The following table summarizes stock option activity for the six months ended June 30, 2007 and 2006.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1, 2006	1,119,528	$1.85	—	$—
Granted during the period	76,312	6.49	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2006	1,195,840	$2.12	—	$—

Outstanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	226,188	20.74
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2007	927,775	$2.24	476,188	$18.78

Exercisable at:
June 30, 2006	1,119,528	$1.85	—	—
June 30, 2007	927,775	$2.24	—	—
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $17.4 million at June 30, 2007. The aggregate intrinsic value of options expected to vest under the Omnibus Plan was $1.0 million at June 30, 2007.
     The number of stock option awards outstanding and exercisable at June 30, 2007 by range of exercise prices was as follows:

	Options Outstanding				Options Exercisable
		Weighted-Average		Weighted-Average		Weighted-Average
Range of	Outstanding as of June	Remaining		Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	30, 2007	Contractual Life		Share	June 30, 2007	Share
1998 Plan
$1.51 - $2.14	810,762	3.73	Years	$1.71	810,762	$1.71
$4.86 - $6.49	117,013	6.52		5.92	117,013	5.92

Total	927,775	4.08		2.24	927,775	2.24

Omnibus Plan
$17.00 - $20.55	476,188	7.91	Years	$18.78	—	$—

Total	476,188	7.91		$18.78	—	$—

     As of June 30, 2007, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. STOCK COMPENSATION PLANS – (Concluded)
     The fair value of stock options granted during the six months ended June 30, 2007 and 2006 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2007	2006
1998 Plan
Expected term	—	2.5
Expected stock price volatility	—	26.51%
Risk-free interest rate	—	4.72%
Expected dividend yield	—	—
Estimated fair value per option	—	$1.39

Omnibus Plan
Expected term	5.0	—
Expected stock price volatility	26.50%	—
Risk-free interest rate	4.50%	—
Expected dividend yield	—	—
Estimated fair value per option	$6.71	—
     For 2007, the expected term of options was determined based on the simplified method from SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group. Prior to the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $0.5 million for the three and six months ended June 30, 2007, respectively.
9. STOCKHOLDERS’ EQUITY
     On May 25, 2007, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making a follow-on offering of common stock. The Company’s registration statement was declared effective on June 14, 2007. Upon completion of the follow-on offering on June 27, 2007, gross proceeds from the sale of 695,189 shares of common stock, including 495,189 shares of common stock sold to the underwriters of the offering pursuant to the underwriters’ exercise of their over-allotment option, at an offering price per share of $19.25, totaled $13.4 million. Costs associated with the follow-on offering included $0.8 million of underwriting costs and $0.4 million of other issuance costs.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	June 30,
	2007	2006
	(Dollars in thousands)
Unrealized holding losses on securities, net of tax	(2,691)	(2,748)
Fair value of interest rate swap, net of tax	222	—

Total accumulated other comprehensive loss	$(2,469)	$(2,748)

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
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 34 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and developed underwriting expertise and a cost-efficient infrastructure. Over the last seven years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
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

     Premiums Produced
     We use the operational measure “premiums produced” to identify premiums generated from insurance policies sold through CoverX on insurance policies that it produces and underwrites on behalf of FMIC and under fronting relationships. Premiums produced includes both our direct written premiums and premiums directly written by our fronting insurers, all of which are produced and underwritten by CoverX. Although the premiums underwritten by CoverX under fronting relationships are directly written by the fronting insurer, we control the ultimate placement of those premiums, by either assuming the premiums by our insurance subsidiaries or arranging for the premiums to be ceded to third party reinsurers. The operational measure “premiums produced” is used by our management, reinsurers, creditors and rating agencies as a meaningful measure of the dollar growth of our underwriting operations because it represents the premiums that we control by directly writing insurance and by our fronting relationships. It is also a key indicator of our insurance underwriting operations’ revenues, and is the basis for broker commission expense calculations in our consolidated income statement. We generate direct and net earned premium income from premiums directly written by our insurance subsidiaries, and generate commission income, profit sharing commission income and assumed written and earned premiums from premiums directly written by third party insurance companies. We believe that premiums produced is an important operational measure of our insurance underwriting operations, and refer to it in the following discussion and analysis of financial condition and results of our operations.
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
     Our reserves for losses and loss adjustment expenses at June 30, 2007 and December 31, 2006, gross and net of ceded reinsurance were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Gross
Case reserves	$54,509	$47,004
IBNR and ULAE reserves	181,353	144,009

Total reserves	$235,862	$191,013

Net of reinsurance
Case reserves	$42,657	$37,376
IBNR and ULAE reserves	115,820	86,711

Total	$158,477	$124,087

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments in convertible securities with embedded derivatives. These convertible securities were accounted for under SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three and six months ended June 30, 2007 and under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for the three and six months ended June 30, 2006.
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

     Results of Operations
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The following table summarizes our results for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$43,571	$28,328	54%
Commissions and fees	4,902	4,319	13
Net investment income	3,870	2,121	82
Net realized gains (losses) on investments	627	(329)	291

Total Operating Revenues	52,970	34,439	54

Operating Expenses
Losses and loss adjustment expenses, net	22,488	15,055	49
Amortization of intangible assets	307	291	5
Other operating expenses	13,170	7,367	79

Total Operating Expenses	35,965	22,713	58

Operating Income	17,005	11,726	45
Interest Expense	859	2,590	(67)

Income Before Income Taxes	16,146	9,136	77
Income Taxes	5,642	3,170	78

Net Income	$10,504	$5,966	76%

Loss Ratio	51.6%	53.1%	(1.5 points )
Underwriting Expense Ratio	22.4%	15.6%	6.8 points

Combined Ratio	74.0%	68.7%	5.3 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by CoverX, for the three months ended June 30, 2007 were $78.3 million, a $19.1 million, or 32%, increase over $59.2 million in premiums produced during the three months ended June 30, 2006. During the second quarter 2007, we added three new niche specialty liability classes and one new underwriter of an existing class, which generated approximately $8.5 million in premiums produced. In addition, net new business from the opening of the Company’s California underwriting office during the fourth quarter of 2006 and continuing growth from our existing underwriting offices generated an additional $9.6 million in premiums produced. Increased audit premium and continued growth in other specialty class programs accounted for the remainder of the increase.

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Written premiums
Direct	$74,217	$55,443	34%
Assumed	3,101	923	236
Ceded	(33,241)	(29,537)	13

Net written premiums	$44,077	$26,829	64%

Earned premiums
Direct	$56,818	$51,511	10%
Assumed	2,751	850	224
Ceded	(17,410)	(24,598)	(29)
Earned but unbilled premiums	1,412	565	150

Net earned premiums	$43,571	$28,328	54%

     Direct written premiums increased $18.8 million, or 34%, primarily due to the addition of three new niche specialty liability classes and one new underwriter of an existing class in the second quarter 2007, the opening of the Company’s California underwriting office in December 2006 and the growth in premiums produced by existing underwriting offices during the three months ended June 30, 2007. Direct earned premiums increased $5.3 million, or 10%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Assumed written premiums increased $2.2 million, or 236%, and assumed earned premiums increased $1.9 million, or 224%. The increase in assumed written premiums is due to the growth in the admitted legal liability sub-class written through a fronting insurer, and an increase in the assumed quota share from 30% to 100% on this fronted sub-class.
     Ceded written premiums increased $3.7 million, or 13%, and ceded earned premiums decreased $7.2 million, or 29%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Ceded written premiums increased principally due to the increase in direct written premiums and the 50% quota share reinsurance on a portion of the new niche specialty class premiums, offset somewhat by purchasing less reinsurance during the second quarter of 2007 compared the second quarter of 2006. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the three months ended June 30, 2007. The three months ended June 30, 2006 included ceded earned premiums related to the 2005 quota share reinsurance treaties which continued into 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended June 30, 2007 by approximately $12.3 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums increased $0.8 million, or 150%, primarily due to the growth in the rate of audit premiums to original premiums written during 2006, recognition of increased audit premium collection experience, and growth in net retained earned premiums subject to premium audits.

     Commissions and Fees

	Three Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$2,063	$1,613	28%
Insurance services commissions and fees	2,839	2,706	5

Total commissions and fees	$4,902	$4,319	13%

     Insurance underwriting commissions and fees increased $0.5 million, or 28%, from the three months ended June 30, 2006 to the three months ended June 30, 2007, principally due to increases in commissions on fronted premiums. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.1 million, or 5%, principally as the result of increased claims handling fees.
     Net Investment Income and Realized Gains on Investments. During the three months ended June 30, 2007, net investment income earned was $3.9 million, a $1.8 million, or 82%, increase from $2.1 million reported in the three months ended June 30, 2006 primarily due to the increase in invested assets over the period. At June 30, 2007, invested assets were $395.9 million, a $172.7 million, or 77%, increase over $223.2 million of invested assets at June 30, 2006 due to increases in net written premiums, proceeds from our initial public and secondary offerings, proceeds from the issuance of trust preferred securities, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis, and from the cash retained on our 35% quota share reinsurance contracts on a “funds withheld” basis. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 4.0% and 3.7% at June 30, 2007 and June 30, 2006, respectively. The increase was the result of the general increase in market interest rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.8% and 4.4% at June 30, 2007 and 2006, respectively.
     During the three months ended June 30, 2007, net realized gains on investments were $0.6 million, a $0.9 million increase over the net realized capital loss of $0.3 million during the three months ended June 30, 2006. The net realized gains were principally due to sales of investment securities at gains of approximately $0.3 million and mark to market increases of $0.3 million in convertible bonds carried at market in accordance with SFAS 155.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $7.4 million, or 49%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Growth from the increase in net earned exposure growth reflected in the 54% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by approximately $0.7 million in favorable development of December 31, 2006 and prior years’ loss adjustment expense reserves in the three months ended June 30, 2007, as compared to the $0.5 million in unfavorable loss and loss adjustment expense reserves development report of December 31, 2005 and prior reserves reported during the second quarter of 2006.
     Other Operating Expenses

	Three Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$7,557	$4,198	80%
Ceded reinsurance commissions	(9,840)	(8,899)	11
Other underwriting and operating expenses	15,453	12,068	28

Other operating expenses	$13,170	$7,367	79%

     During the three months ended June 30, 2007, other operating expenses increased $5.8 million, or 79%, from the three months ended June 30, 2006. Amortization of deferred acquisition expenses increased by $3.4 million, or 80%, including a $4.0 million increase related to the approximately $12.3 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 offset by a decrease of $0.6 million related to remaining net earned premiums during the three months ended June 30, 2007. Ceded reinsurance commissions increased $0.9 million, or 11%, principally due to the growth in ceded written premiums and an increase in ceding commission rates, offset by the effect of purchasing 35% quota share reinsurance during the second quarter of 2007 compared to purchasing 50% quota share reinsurance during the second quarter of 2006. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $3.4 million, or 28%, principally due to increased commissions and other acquisition costs, net of acquisition cost deferrals of $2.6 million, and an increase of $0.8 million in general and underwriting expenses.
     Interest Expense

	Three Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Senior notes	$—	$1,959	(100)%
Junior subordinated debentures	859	304	183
Other	—	327	(100)

Total interest expense	$859	$2,590	(67)%

     Interest expense decreased $1.7 million, or 67%, from the three months ended June 30, 2006 to the three months ended June 30, 2007. This decrease was principally attributable to a $2.0 million decrease in interest expense related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $0.6 million increase in interest expense related to junior subordinated debentures of $46.4 million and $20.6 million at June 30, 2007 and 2006, respectively, which included the change in fair value of interest rate swap on junior subordinated debentures as discussed in “– Liquidity and Capital Resources.”
     Income taxes. Our effective tax rates were approximately 34.9% and 34.7% for the three months ended June 30, 2007 and June 30, 2006, respectively.

     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following table summarizes our results for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$88,500	$56,857	56%
Commissions and fees	9,559	8,763	9
Net investment income	7,164	4,271	68
Net realized gains (losses) on investments	762	(482)	258

Total Operating Revenues	105,985	69,409	53

Operating Expenses
Losses and loss adjustment expenses, net	46,442	29,962	55
Amortization of intangible assets	613	583	5
Other operating expenses	25,640	16,471	56

Total Operating Expenses	72,695	47,016	55

Operating Income	33,290	22,393	49
Interest Expense	1,949	5,009	(61)

Income Before Income Taxes	31,341	17,384	80
Income Taxes	10,871	6,039	80

Net Income	$20,470	$11,345	80%

Loss Ratio	52.5%	52.7%	(0.2 points )
Underwriting Expense Ratio	21.4%	19.1%	2.3 points

Combined Ratio	73.9%	71.8%	2.1 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by CoverX, for the six months ended June 30, 2007 were $142.5 million, a $23.4 million, or 19.7%, increase over $119.1 million in premiums produced during the six months ended June 30, 2006. During the second quarter 2007, we added three new niche specialty liability classes and one new underwriter of an existing class which generated approximately $8.5 million in premiums produced. In addition, net new business from the opening of the Company’s California underwriting office during the fourth quarter of 2006 and continuing growth from our existing underwriting offices generated an additional $13.2 million in premiums produced. Increased audit premium and continued growth in other specialty class programs accounted for the remainder of the increase.

     Operating Revenue
     Net Earned Premiums

	Six Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Written premiums
Direct	$133,551	$110,980	20%
Assumed	4,367	2,262	93
Ceded	(59,381)	(59,305)	0

Net written premiums	$78,537	$53,937	46%

Earned premiums
Direct	$110,192	$100,372	10%
Assumed	3,837	1,615	138
Ceded	(28,474)	(45,876)	(38)
Earned but unbilled premiums	2,945	746	295

Net earned premiums	$88,500	$56,857	56%

     Direct written premiums increased $22.6 million, or 20%, primarily due to the addition of three new niche specialty liability classes and one new underwriter of an existing class in the second quarter 2007, the opening of the Company’s California underwriting office in December 2006 and the growth in premiums produced by existing underwriting offices during the six months ended June 30, 2007. Direct earned premiums increased $9.8 million, or 10%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Assumed written premiums increased $2.1 million, or 93%, and assumed earned premiums increased $2.2 million, or 138%. The increased in assumed written premiums is due to the growth in the admitted legal liability sub-class written through a fronting insurer and an increase in the assumed quota share reinsurance contract on this fronted sub-class.
     Ceded written premiums were flat due to the increase in net written premiums offset by lower quota share reinsurance for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and ceded earned premiums decreased $17.4 million, or 38%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the six months ended June 30, 2007. The six months ended June 30, 2006 included ceded earned premiums related to the 2005 quota share reinsurance treaties which continued into 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the six months ended June 30, 2007 by approximately $29.9 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums increased $2.2 million, or 295%, primarily due to the growth in the rate of audit premiums to original premiums written during 2006, recognition of increased audit premium collection experience, and growth in net retained earned premiums subject to premium audits.

     Commissions and Fees

	Six Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$3,935	$3,044	29%
Insurance services commissions and fees	5,624	5,719	(2)

Total commissions and fees	$9,559	$8,763	9%

     Insurance underwriting commissions and fees increased $0.9 million, or 29%, from the six months ended June 30, 2006 to the six months ended June 30, 2007, principally due to increases in commissions on fronted premiums. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, decreased $0.1 million, or 2%, principally as the result of increased claims handling fees of $0.4 million offset by decreased brokerage fees income of $0.5 million.
     Net Investment Income and Realized Gains on Investments. During the six months ended June 30, 2007, net investment income earned was $7.2 million, a $2.9 million, or 68%, increase from $4.3 million reported in the six months ended June 30, 2006 primarily due to the increase in invested assets over the period. At June 30, 2007, invested assets were $395.9 million, a $172.7 million, or 77%, increase over $223.2 million of invested assets at June 30, 2006 due to increases in net written premiums, proceeds from our initial public and secondary offerings, proceeds from the issuance of trust preferred securities, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis, and from the cash retained on our 35% quota share reinsurance contracts on a “funds withheld” basis. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 4.0% and 3.7% at June 30, 2007 and June 30, 2006, respectively. The increase was the result of the general increase in market interest rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.8% and 4.4% at June 30, 2007 and 2006, respectively.
     During the six months ended June 30, 2007 net realized gains on investments were $0.8 million, a $1.3 million increase over the net realized capital loss of $0.5 million during the six months ended June 30, 2006. The net realized gains were principally due to sales of investment securities at gains of approximately $0.7 million and mark to market increases of $0.1 million in convertible bonds carried at market in accordance with SFAS 155.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $16.5 million, or 55%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Growth from the increase in net earned exposure growth reflected in the 56% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by approximately $0.9 million in favorable development of December 31, 2006 and prior years’ unallocated loss adjustment expense reserves in the six months ended June 30, 2007, as compared to the $1.0 million in unfavorable loss and loss adjustment expense reserves development report of December 31, 2004 and prior reserves reported during the first six months of 2006.
     Other Operating Expenses

	Six Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$16,296	$9,092	79%
Ceded reinsurance commissions	(18,098)	(17,962)	1
Other underwriting and operating expenses	27,442	25,341	8

Other operating expenses	$25,640	$16,471	56%

     During the six months ended June 30, 2007, other operating expenses increased $9.2 million, or 56%, from the six months ended June 30, 2006. Amortization of deferred acquisition expenses increased by $7.2 million, or 79%, including a $9.8 million increase related to the approximately $29.9 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 and by a decrease of $2.5 million related to remaining net earned premiums during the six months ended June 30, 2007. Ceded reinsurance commissions increased $0.1 million, or 1%, principally due to the increase in net written premiums and an increase in ceding commission rates, offset by the effect of purchasing 35% quota share reinsurance during the first quarter of 2007 compared to purchasing 50% quota share reinsurance during the first quarter of 2006. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $2.1 million, or 8%, principally due to an increase of $1.8 million in commissions and other acquisition costs, net of acquisition cost deferrals, and an increase of $0.3 million in general and underwriting expenses during the six months ended June 30, 2007.
     Interest Expense

	Six Months Ended
	June 30,
	2007	2006	Change
	(Dollars in thousands)
Senior notes	$—	$4,169	(100)%
Junior subordinated debentures	1,949	510	282
Other	—	330	(100)

Total interest expense	$1,949	$5,009	(61)%

     Interest expense decreased $3.1 million, or 61%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. This decrease was principally attributable to a $4.2 million decrease in interest expense related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $1.4 million increase in interest expense related to junior subordinated debentures of $46.4 million and $20.6 million at June 30, 2007 and 2006, respectively, which included the change in fair value of interest rate swap on junior subordinated debentures as discussed in “– Liquidity and Capital Resources.”
     Income taxes. Our effective tax rates were approximately 34.7% for the six months ended June 30, 2007 and June 30, 2006.
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

     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$81,711	$32,058
Investing activities	(101,224)	(20,657)
Financing activities	12,249	243

Change in cash and cash equivalents	$(7,264)	$11,644

     Net cash provided by operating activities for the six months ended June 30, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities for the six months ended June 30, 2006 was primarily from cash received on net written premiums, less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the six months ended June 30, 2007 were retained on a “funds withheld” basis in accordance with the Company’s 35% quota share reinsurance contracts resulting in increased net cash flow provided by operations compared to the six months ended June 30, 2006.
     Net cash used in investing activities for the six months ended June 30, 2007 and 2006 primarily resulted from our net investment in short-term, debt and equity securities. The $80.6 million increase in net cash used in investing activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was principally a result of increased net cash flow provided by operating activities as described above as well as the investment of proceeds from a follow-on common stock offering on June 14, 2007, which is discussed in more detail below.
     Net cash provided by financing activities for the six months ended June 30, 2007 resulted from the issuance of common stock in a secondary offering discussed below.
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
     Follow-on stock offering
     We completed a follow-on offering of common stock on June 27, 2007 in which we sold 695,189 shares of common stock for net proceeds of $12.2 million. This amount included 495,189 shares of common stock sold to the underwriters of the offering pursuant to the underwriters’ exercise of their over-allotment option.
     Long-term debt
     Junior Subordinated Debentures. We have $46.4 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $25.8 million of which were issued in December 2006. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. At June 30, 2007, the three month LIBOR rate was 5.36%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made or are expected.

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
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At June 30, 2007, we had minimal exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, and cash and cash equivalents. At June 30, 2007, our investments had a market value of $395.9 million and consisted of the following investments:

	June 30, 2007
	Market Value	% of Portfolio
	(Dollars in thousands)
Money Market Funds	$64,500	16.3%
Treasury Securities	8,345	2.1%
Agency Securities	719	0.2%
Corp / Preferred	38,542	9.7%
Municipal Bonds	171,952	43.4%
Asset backed Securities	42,794	10.8%
Mortgages	39,263	9.9%
Convertible Securities	29,728	7.5%
Other	11	0.1%

Total	$395,854	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at June 30, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment
Less than one year	26.6%
One to two years	9.5%
Two to three years	12.0%
Three to four years	18.5%
Four to five years	13.9%
Five to seven years	10.3%
More than seven years	9.2%

Total	100.0%

     The effective duration of the portfolio as of June 30, 2007 is approximately 2.8 years and the tax-effected duration was 2.4 years. Excluding cash and convertible securities the portfolio duration and tax-effected duration are 3.5 years and 3.0 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.0% and 3.7% at June 30, 2007 and 2006, respectively. The increase was the result of higher reinvestment and tax equivalent yields on new purchases versus maturing bonds offset somewhat by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.8% and 4.4% at June 30, 2007 and 2006, respectively.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at June 30, 2007. The majority of the investments rated BBB and below is convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of June 30, 2007 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	77.3%
AA	8.1%
A	8.3%
BBB	5.1%
BB	0.9%
B	0.2%
CCC	0.1%
NR	0.0%

Total	100.0%

     Cash and cash equivalents consisted of cash on hand of $7.1 million at June 30, 2007.
     At June 30, 2007 the total unrealized loss of all impaired securities totaled $4.9 million. This represents approximately 1.2% of invested assets of $395.9 million at June 30, 2007.
     For the six months ended June 30, 2007, we sold approximately $8.1 million of market value of securities, which were trading below amortized cost while recording a realized loss of $0.1 million. This loss represented 0.4% of the amortized cost of the positions. We sold Treasury issues to purchase other securities. We also sold some isolated positions of agencies, corporate, asset backed securities and municipal bonds. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the six months ended June 30, 2007, $10.3 million of the costs were deferred. Deferred policy acquisition costs totaled $12.5 million, or 16.9%, of unearned premiums (net of reinsurance), at June 30, 2007.
     On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provision of the quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the December 31, 2006 unearned premiums that had been ceded 50% up until contract expiration. The amount of the previously ceded net unearned premium reserve that was returned to the Company as a result of the cut-off termination election was $39.6 million at December 31, 2006. As those premiums are earned during 2007, they will be reported in the Company’s net earned premiums. At December 31, 2006 we recorded the related $12.8 million in ceded commissions as deferred acquisition costs, of which $3.1 million remained at June 30, 2007 to be amortized during the remainder of 2007 as related unearned premiums are earned.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Direct written premiums	$133,551	$110,980
Ceded written premiums	59,381	59,305

Net written premiums	$74,170	$51,675

Ceded written premiums as percentage of direct written premiums	44.5%	53.4%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Ceded written premiums	$59,381	$59,305
Ceded premiums earned	28,474	45,876
Losses and loss adjustment expenses ceded	14,282	23,979
Ceding commissions	8,365	14,350
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $37.5 million net cash paid for the six months ended June 30, 2007 compared to net cash paid of $39.7 million for the six months ended June 30, 2006.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On June 30, 2007, substantially all of our reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with an unauthorized reinsurer for which we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On June 30, 2007, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On June 30, 2007 and December 31, 2006, FMFC had a net amount of recoverables from reinsurers of $120.5 million and $99.6 million, respectively, on a consolidated basis.
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
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On May 9, 2007, the Company held its annual meeting of stockholders at which stockholders:
(i)	elected to the Board of Directors of First Mercury Financial Corporation seven directors; and

(ii)	ratified the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the year ending December 31, 2007.
     Voting results were as follows:
     (i)

Director Nominee	Votes For	Votes Withheld
Steven A. Shapiro	15,878,794	699,793
Jerome M. Shaw	11,327,775	5,250,812
Richard H. Smith	15,706,013	872,574
Thomas Kearney	15,879,094	699,493
William C. Tyler	15,879,094	699,493
Louis J. Manetti	11,185,175	5,393,412
Hollis W. Rademacher	16,315,574	263,013
     (ii)

	For	Against	Abstain
Ratification of appointment of BDO Seidman, LLP	16,521,237	53,422	3,928
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Executive Vice President, Chief Financial Officer and Treasurer
Date:	August 8, 2007

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith