Form 10-Q
period 2007-09-30
FIRST MERCURY FINANCIAL CORP
filed 2007-11-13
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33077
FIRST MERCURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29110 Inkster Road Suite 100 Southfield, Michigan (Address of Principal Executive Offices)	48034 (Zip Code)
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
The number of shares of Common Stock, par value $0.01, outstanding on November 9, 2007 was 18,036,168.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Investments
Debt securities	$369,203	$260,323
Equity securities and other	4,228	3,184
Short-term	55,643	34,334

Total Investments	429,074	297,841
Cash and cash equivalents	30,242	14,335
Premiums and reinsurance balances receivable	35,629	46,090
Accrued investment income	4,116	2,931
Accrued profit sharing commissions	10,803	7,735
Reinsurance recoverable on paid and unpaid losses	88,726	69,437
Prepaid reinsurance premiums	52,221	10,377
Deferred acquisition costs	12,227	18,452
Deferred federal income taxes	33	—
Intangible assets, net of accumulated amortization	36,958	37,878
Other assets	11,248	7,857

Total Assets	$711,277	$512,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$256,002	$191,013
Unearned premium reserves	120,725	91,803
Long-term debt	67,013	46,394
Funds held under reinsurance treaties	28,780	—
Reinsurance payable on paid losses	7,527	2,877
Premiums payable to insurance companies	2,055	728
Deferred federal income taxes	—	1,642
Accounts payable, accrued expenses, and other liabilities	11,268	5,738

Total Liabilities	493,370	340,195

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 18,036,168 and 17,330,831 shares	181	174
Paid-in-capital	166,606	153,600
Accumulated other comprehensive loss	(255)	(761)
Retained earnings	51,973	20,323
Treasury stock; 92,500 shares	(598)	(598)

Total Stockholders’ Equity	217,907	172,738

Total Liabilities and Stockholders’ Equity	$711,277	$512,933

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$41,155	$26,947	$129,655	$83,804
Commissions and fees	5,825	3,716	15,384	12,479
Net investment income	4,359	2,446	11,523	6,717
Net realized gains (losses) on investments	355	467	1,117	(15)

Total Operating Revenues	51,694	33,576	157,679	102,985

Operating Expenses
Losses and loss adjustment expenses, net	20,886	13,224	67,328	43,186
Amortization of deferred acquisition expenses	7,570	3,546	23,866	12,638
Underwriting, agency and other expenses	4,914	2,493	14,257	9,872
Amortization of intangible assets	307	292	921	875

Total Operating Expenses	33,677	19,555	106,372	66,571

Operating Income	18,017	14,021	51,307	36,414
Interest Expense	1,054	2,840	3,022	8,235
Change in Fair Value of Derivative Instruments	295	335	275	(51)

Income Before Income Taxes	16,668	10,846	48,010	28,230
Income Taxes	5,622	3,920	16,493	9,959

Net Income	$11,046	$6,926	$31,517	$18,271

Net Income Per Share:
Basic	$0.61	$1.42	$1.79	$3.69

Diluted	$0.59	$0.55	$1.71	$1.48

Weighted Average Shares Outstanding:
Basic	18,036,168	4,220,045	17,601,271	4,206,556

Diluted	18,867,107	12,621,422	18,440,128	12,315,035

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Convertible		Other
	Common	Preferred	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2006	$42	$—	$58,857	$(1,284)	$6,712	$—	$64,327
Issuance of stock	—	—	243	—	—	—	243
Exercise of stock options	3	—	458	—	—	—	461
Stock-based compensation expense	—	—	53	—	—	—	53
Common stock repurchased	—	—	—	—	—	(598)	(598)
Comprehensive income:
Net income	—	—	—	—	18,271	—	18,271
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period	—	—	—	236	—	—	236
Less reclassification adjustment for losses included in net income	—	—	—	460	—	—	460

Total other comprehensive income	—	—	—	—	—	—	696

Total comprehensive income	—	—	—	—	—	—	18,967

Balance, September 30, 2006	$45	$—	$59,611	$(588)	$24,983	$(598)	$83,453

Balance, January 1, 2007	$174	$—	$153,600	$(761)	$20,323	$(598)	$172,738
Common stock issued, net of issuance costs	7	—	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155	—	—	—	(133)	133	—	—
Stock-based compensation expense	—	—	764	—	—	—	764
Comprehensive income:
Net income	—	—	—	—	31,517	—	31,517
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period	—	—	—	1,234	—	—	1,234
Less reclassification adjustment for gains included in net income	—	—	—	(427)	—	—	(427)
Change in fair value of interest rate swap	—	—	—	(168)	—	—	(168)

Total other comprehensive income	—	—	—	—	—	—	639

Total comprehensive income	—	—	—	—	—	—	32,156

Balance, September 30, 2007	$181	$—	$166,606	$(255)	$51,973	$(598)	$217,907

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$31,517	$18,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,511	1,823
Realized (gains) losses on investments	(1,117)	15
Deferrals of acquisition costs, net	6,225	4,267
Deferred income taxes	(1,675)	(1,777)
Stock-based compensation expense	764	53
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	10,461	3,489
Accrued investment income	(1,185)	(486)
Receivable from related entity	(15)	1,878
Accrued profit sharing commissions	(3,068)	13
Reinsurance recoverable on paid and unpaid losses	(19,289)	(34,769)
Prepaid reinsurance premiums	(41,844)	(12,638)
Loss and loss adjustment expense reserves	64,989	58,205
Unearned premium reserves	28,922	7,741
Funds held under reinsurance treaties	28,780	—
Reinsurance payable on paid losses	4,650	(1,858)
Premiums payable to insurance companies	1,327	(2,920)
Other	(1,763)	1,521

Net Cash Provided By Operating Activities	109,190	42,828

Cash Flows From Investing Activities
Cost of short-term investments acquired	(325,766)	(154,291)
Proceeds from disposals of short-term investments	304,457	154,105
Cost of debt and equity securities acquired	(149,750)	(100,629)
Proceeds from debt and equity securities	48,072	63,654
Change in receivable from stockholders	—	322
Acquisition, net of cash acquired	—	(6,351)
Cost of fixed asset purchases	(3,164)	(450)

Net Cash Used In Investing Activities	(126,151)	(43,640)

Cash Flows From Financing Activities
Stock issued on stock options exercised	—	461
Issuance of common stock, net of issuance costs	12,249	243
Repurchase of common stock	—	(598)
Issuance of long-term debt	20,619	—

Net Cash Provided By Financing Activities	32,868	106

Net Increase (Decrease) In Cash and Cash Equivalents	15,907	(706)
Cash and Cash Equivalents, beginning of period	14,335	8,400

Cash and Cash Equivalents, end of period	$30,242	$7,694

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,899	$7,703
Income taxes	$18,415	$9,273
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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands,
	except share and per share data)
Net Income	$11,046	$6,926	$31,517	$18,271
Less: Dividends in arrears	—	(951)	—	(2,766)

Net income available to common	11,046	5,975	31,517	15,505

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	18,036,168	4,220,045	17,601,271	4,206,556

Dilutive effect of stock options	830,939	821,591	832,844	820,676
Dilutive effect of unvested restricted stock	—	—	6,013	—
Dilutive effect of convertible preferred stock	—	6,434,782	—	6,434,782
Dilutive effect of cumulative dividends on preferred stock	—	1,145,004	—	853,021

Dilutive number of common and common equivalent shares outstanding	18,867,107	12,621,422	18,440,128	12,315,035

Basic Net Income Per Common Share	$0.61	$1.42	$1.79	$3.69

Diluted Net Income Per Common Share	$0.59	$0.55	$1.71	$1.48

Anti-dilutive shares excluded from diluted net income per common share	75,633	—	52,444	—

3. INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  The adoption of FIN 48 did not have an impact on our financial position or results of operations and we have taken no tax positions which would require disclosure under the new guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2004, 2005 and 2006 remain open and are subject to examination.

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
4. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$235,862	$150,940	$191,013	$113,864
Less reinsurance recoverables	77,385	42,350	66,926	21,869

Net Balance, beginning of period	158,477	108,590	124,087	91,995

Incurred Related To
Current year	22,314	13,240	69,608	42,145
Prior years	(1,428)	(16)	(2,280)	1,041

Total Incurred	20,886	13,224	67,328	43,186

Paid Related To
Current year	1,230	605	2,384	1,396
Prior years	7,719	4,000	18,617	16,576

Total Paid	8,949	4,605	21,001	17,972

Net Balance	170,414	117,209	170,414	117,209
Plus reinsurance recoverables	85,588	54,860	85,588	54,860

Balance, end of period	$256,002	$172,069	$256,002	$172,069

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Written Premiums
Direct	$62,039	$49,472	$195,590	$160,452
Assumed	4,235	1,033	8,602	3,295
Ceded	(30,796)	(26,518)	(90,177)	(85,823)

Net Written Premiums	$35,478	$23,987	$114,015	$77,924

Earned Premiums
Direct	$60,218	$52,627	$170,410	$152,999
Assumed	535	1,036	4,372	2,651
Ceded	(19,845)	(26,951)	(48,319)	(72,828)
Earned but unbilled premiums	247	235	3,192	982

Net Earned Premiums	$41,155	$26,947	$129,655	$83,804

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
     The Company’s 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $28.8 million as Funds held under reinsurance treaties in the accompanying Condensed Interim Consolidated Balance Sheets at September 30, 2007. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $14.6 million at September 30, 2007. There were no amounts subject to such interest crediting at September 30, 2006 or December 31, 2006.
6. RELATED PARTY TRANSACTIONS
     First Home Insurance Agency (“FHIA”) is considered a related party to the Company due to common ownership of FHIA and the Company. The Company provides systems support, accounting, human resources, claims and regulatory oversight for FHIA under an administrative services and cost allocation agreement. Under the terms of this agreement, which expires in May 2008, FMFC allocates actual expenses and costs related to the activities discussed above. Costs related to this agreement were $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and 2006, the Company had a receivable for these charges and other advances of $0.1 million and $10,000, respectively, from FHIA.
     In the second quarter of 2006, prior to its initial public offering, the Company forgave its $0.8 million unsecured loan due from its chief executive officer and recorded the amount as compensation.
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million. The Company recorded consulting expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, related to this agreement.

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
     As of September 30, 2007, the market value of convertible securities accounted for as hybrid instruments was $31.4 million. Convertible bonds and bond units had a market value of $28.6 million and were included in Debt securities in the Condensed Interim Consolidated Balance Sheet at September 30, 2007. Convertible preferred stocks had a market value of $2.8 million and were included in Equity securities and other in the Condensed Interim Consolidated Balance Sheet at September 30, 2007. The Company recorded an increase in the fair value of the hybrid instruments of $0.4 million and $0.5 million in Net realized gains (losses) on investments for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
8. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. These options became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,388 at September 30, 2007, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Compensation Committee of the Company’s Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended September 30, 2007, the Company did not make any grants under the Omnibus Plan. During the nine months ended September 30, 2007, the Company granted 226,188 stock options to employees and 10,148 shares of restricted stock to non-employee directors under the Omnibus Plan. The stock options vest in three equal installments over a period of three years on the anniversary of the grant date. The shares of restricted stock vest immediately, but will not be transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and is recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 1,013,664 at September 30, 2007.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. STOCK COMPENSATION PLANS – (Continued)
     The following table summarizes stock option activity for the nine months ended September 30, 2007 and 2006.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Oustanding at January 1, 2006	1,119,528	$1.85	—	$—
Granted during the period	91,575	6.49	—	—
Forfeited during the period	15,541	6.49	—	—
Exercised during the period	268,065	1.72	—	—
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2006	927,497	$2.27	—	$—

Oustanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	226,188	20.74
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2007	927,775	$2.24	476,188	$18.78

Exercisable at:
September 30, 2006	851,185	$1.89	—	—
September 30, 2007	927,775	$2.24	—	—
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $17.9 million at September 30, 2007. The aggregate intrinsic value of options expected to vest under the Omnibus Plan was $1.3 million at September 30, 2007.
     The number of stock option awards outstanding and exercisable at September 30, 2007 by range of exercise prices was as follows:

	Options Outstanding				Options Exercisable
		Weighted-
		Average		Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining		Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	September 30, 2007	Contractual Life		Share	September 30, 2007	Share
1998 Plan
$1.51 — $2.14	810,762	3.48	Years	$1.71	810,762	$1.71
$4.86 — $6.49	117,013	6.27		5.92	117,013	5.92

Total	927,775	3.83		$2.24	927,775	$2.24

Omnibus Plan
$17.00 — $20.75	476,188	7.66	Years	$18.78	—	$—

Total	476,188	7.66		$18.78	—	$—

     As of September 30, 2007, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. STOCK COMPENSATION PLANS – (Concluded)
     The fair value of stock options granted during the nine months ended September 30, 2007 and 2006 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2007	2006
1998 Plan
Expected term	—	2.5
Expected stock price volatility	—	26.50%
Risk-free interest rate	—	4.72%
Expected dividend yield	—	—
Estimated fair value per option	—	$1.39

Omnibus Plan
Expected term	5.0	—
Expected stock price volatility	26.50%	—
Risk-free interest rate	4.50%	—
Expected dividend yield	—	—
Estimated fair value per option	$6.71	—
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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively.
9. JUNIOR SUBORDINATED DEBENTURES
     On September 26, 2007, the Company issued floating rate junior subordinated debentures (the “Debentures”) having a cumulative principal amount of $20.6 million. The Debentures were issued to First Mercury Capital Trust IV (the “Trust”). Cumulative interest on the principal sum of the Debentures accrues from the date of issuance and is payable quarterly in arrears at a fixed rate per annum of 8.25% through December 15, 2012 and a variable rate per annum thereafter until September 26, 2037 equal to three months LIBOR plus 3.30%. The Company has the right, so long as no Event of Default (as defined) has occurred, to defer the quarterly payment of interest for up to 20 consecutive quarterly periods; no such deferral has been made.
           The Debentures are unsecured obligations and rank subordinate and junior in right of payment to all Indebtedness (as defined) of the Company and there are no minimum financial covenants. The Debentures mature in 2037, but may be redeemed at par value at the Company’s option beginning on December 15, 2012.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. JUNIOR SUBORDINATED DEBENTURES – (Concluded)
     In connection with the issuance of the Debentures, the Trust sold floating rate preferred securities (“Preferred Securities”) having an aggregate liquidation amount of $20.0 million to private third party investors and issued floating rate common securities (“Common Securities”) having an aggregate liquidation amount of $0.6 million to the Company. The terms of the Preferred Securities mirror the terms of the Debentures, including deferral of distributions and early redemption at the option of the Company. All of the proceeds from the sale of Preferred Securities and Common Securities were invested in the Debentures. Preferred Securities and Common Securities represent undivided beneficial interests in the Debentures, which are the sole assets of the Trust. Holders of Preferred Securities and Common Securities are entitled to receive distributions from the Trust on terms that correspond to the interest and principal payments due on the Debentures. Payment of distributions by the Trust and payments on liquidation of the Trust or redemption of Preferred Securities are guaranteed by the Company to the extent the Trust has funds available (the “Guarantee”). The Company’s obligations under the Guarantee, taken together with its obligations under the Debentures and corresponding Indenture, constitute a full and unconditional guarantee of all of the Trust’s obligations under the Preferred Securities issued by the Trust.
10. STOCKHOLDERS’ EQUITY
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
11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	September 30,
	2007	2006
	(Dollars in thousands)
Unrealized holding losses on securities, net of tax	$(79)	$(588)
Fair value of interest rate swap, net of tax	(176)	—

Total accumulated other comprehensive loss	$(255)	$(588)

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
     FMIC and ANIC are our two insurance subsidiaries. FMIC writes substantially all the policies produced by CoverX. ANIC provides reinsurance to FMIC. Effective January 1, 2007, FMIC and ANIC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and ANIC, including all past liabilities, are combined and apportioned between FMIC and ANIC in accordance with fixed percentages. Prior to the change in business model discussed below, FMIC and ANIC primarily provided quota share reinsurance to third party insurance companies that issued policies to CoverX customers under fronting arrangements. FMIC also provides claims handling and adjustment services for policies produced by CoverX and directly written by third parties.
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
     Our reserves consist principally of reserves for liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by the Company under reinsurance contracts. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process, requiring the use of informed estimates and judgments. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current operations.
     Our reserves for losses and loss adjustment expenses at September 30, 2007 and December 31, 2006, gross and net of ceded reinsurance were as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Gross
Case reserves	$62,921	$47,004
IBNR and ULAE reserves	193,081	144,009

Total reserves	$256,002	$191,013

Net of reinsurance
Case reserves	$48,046	$37,376
IBNR and ULAE reserves	122,368	86,711

Total	$170,414	$124,087

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments in convertible securities with embedded derivatives. These convertible securities were accounted for under SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three and nine months ended September 30, 2007 and under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for the three and nine months ended September 30, 2006.
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

     Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following table summarizes our results for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$41,155	$26,947	53%
Commissions and fees	5,825	3,716	57
Net investment income	4,359	2,446	78
Net realized gains on investments	355	467	24

Total Operating Revenues	51,694	33,576	54

Operating Expenses
Losses and loss adjustment expenses, net	20,886	13,224	58
Amortization of intangible assets	307	292	5
Other operating expenses	12,484	6,039	107

Total Operating Expenses	33,677	19,555	72

Operating Income	18,017	14,021	29
Interest Expense	1,349	3,175	(58)

Income Before Income Taxes	16,668	10,846	54
Income Taxes	5,622	3,920	43

Net Income	$11,046	$6,926	59%

Loss Ratio	50.7%	49.1%	1.6 points
Underwriting Expense Ratio	21.8%	16.2%	5.6 points

Combined Ratio	72.5%	65.3%	7.2 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by CoverX, for the three months ended September 30, 2007 were $66.3 million, a $13.0 million, or 24%, increase over $53.3 million in premiums produced during the three months ended September 30, 2006. Our three new niche specialty liability classes and one new underwriter of an existing class added during the second quarter of 2007 generated approximately $10.3 million in premiums produced. In addition, net new business from the opening of the Company’s California underwriting office during the fourth quarter of 2006 and continuing growth from our existing underwriting offices generated an additional $2.7 million in premiums produced. Audit premiums decreased $0.4 million offset by continued growth in other specialty class programs of $0.3 million.

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Written Premiums
Direct	$62,039	$49,472	25%
Assumed	4,235	1,033	310
Ceded	(30,796)	(26,518)	16

Net Written Premiums	$35,478	$23,987	48%

Earned Premiums
Direct	$60,218	$52,627	14%
Assumed	535	1,036	(48)
Ceded	(19,845)	(26,951)	(26)
Earned but unbilled premiums	247	235	5

Net Earned Premiums	$41,155	$26,947	53%

     Direct written premiums increased $12.6 million, or 25%, primarily due to the addition of three new niche specialty liability classes and one new underwriter of an existing class in the second quarter 2007, the opening of the Company’s California underwriting office in December 2006 and the growth in premiums produced by existing underwriting offices during the three months ended September 30, 2007. Direct earned premiums increased $7.6 million, or 14%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
     Assumed written premiums increased $3.2 million, or 310%, and assumed earned premiums decreased $0.5 million, or 48%. The increase in assumed written premiums is due to the growth in the admitted legal liability business written through a fronting insurer, and an increase in the assumed quota share from 30% to 100% on this fronted business.
     Ceded written premiums increased $4.3 million, or 16%, and ceded earned premiums decreased $7.1 million, or 26%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Ceded written premiums increased principally due to the increase in direct written premiums, the 50% quota share reinsurance on a portion of the new niche specialty class premiums and the placement of an excess catastrophe reinsurance contract for a portion of the risks underwritten in one of the new specialty niche classes, offset somewhat by purchasing less reinsurance during the third quarter of 2007 compared to the third quarter of 2006. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the three months ended September 30, 2007. The three months ended September 30, 2006 included ceded earned premiums related to the 2005 quota share reinsurance treaties which continued into 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended September 30, 2007 by approximately $7.3 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums were stable in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

     Commissions and Fees

	Three Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$2,226	$320	596%
Insurance services commissions and fees	3,599	3,396	6

Total commissions and fees	$5,825	$3,716	57%

     Insurance underwriting commissions and fees increased $1.9 million, or 596%, from the three months ended September 30, 2006 to the three months ended September 30, 2007, principally due to increases in commissions on fronted programs. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.2 million, or 6%, principally as the result of increased claims handling fees.
     Net Investment Income and Realized Gains on Investments. During the three months ended September 30, 2007, net investment income earned was $4.4 million, a $1.9 million, or 78%, increase from $2.5 million reported in the three months ended September 30, 2006 primarily due to the increase in invested assets over the period. At September 30, 2007, invested assets were $429.1 million, a $180.3 million, or 72.5%, increase over $248.8 million of invested assets at September 30, 2006 due to increases in net written premiums, proceeds from our initial public and secondary offerings, proceeds from the issuance of trust preferred securities, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis, and from the cash retained on our 35% quota share reinsurance contracts on a “funds withheld” basis. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 4.1% and 3.8% at September 30, 2007 and September 30, 2006, respectively. The increase was the result of the higher reinvestment rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.9% and 4.5% at September 30, 2007 and 2006, respectively.
     During the three months ended September 30, 2007, net realized gains were $0.4 million, a $0.1 million decrease over the net realized gain of $0.5 million during the three months ended September 30, 2006. The net realized gains were principally due to mark to market increases of $0.3 million in convertible bonds carried at market in accordance with SFAS 155.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $7.7 million, or 58%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Growth from the increase in net earned exposure growth reflected in the 53% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by approximately $1.0 million in favorable development of December 31, 2006 and prior years’ loss and allocated loss adjustment expense reserves for the 2006 accident year and by approximately $0.4 million in favorable development of accident year 2006 and prior years unallocated loss adjustment expense reserves.
     Other Operating Expenses

	Three Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$7,570	$3,546	113%
Ceded reinsurance commissions	(9,057)	(9,504)	(5)
Other underwriting and operating expenses	13,971	11,997	16

Other operating expenses	$12,484	$6,039	107%

     During the three months ended September 30, 2007, other operating expenses increased $6.4 million, or 107%, from the three months ended September 30, 2006. Amortization of deferred acquisition expenses increased by $4.0 million, or 113%, including a $2.4 million increase related to the approximately $7.3 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 and an increase of $1.6 million related to remaining net earned premiums during the three months ended September 30, 2007. Ceded reinsurance commissions decreased $0.5 million, or 5%, principally due to the effect of purchasing 35% quota share reinsurance during the third quarter of 2007 compared to purchasing 50% quota share reinsurance during the third quarter of 2006 and lower ceded profit sharing commissions, offset by the growth in ceded written premiums and an increase in ceding commission rates. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $2.0 million, or 16%, principally due to increased commissions and other acquisition costs, net of acquisition cost deferrals.
     Interest Expense

	Three Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Senior notes	$—	$2,208	(100)%
Junior subordinated debentures	1,349	484	179
Other	—	483	(100)

Total interest expense	$1,349	$3,175	(58)%

     Interest expense decreased $1.8 million, or 58%, from the three months ended September 30, 2006 to the three months ended September 30, 2007. This decrease was principally attributable to a $2.2 million decrease in interest expense related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $0.9 million increase in interest expense related to junior subordinated debentures of $25.8 million issued in December 2006 and the change in fair value of interest rate swap on junior subordinated debentures as discussed in “– Liquidity and Capital Resources.”
     Income taxes. Our effective tax rates were approximately 33.7% and 36.1% for the three months ended September 30, 2007 and September 30, 2006, respectively.

     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The following table summarizes our results for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$129,655	$83,804	55%
Commissions and fees	15,384	12,479	23
Net investment income	11,523	6,717	72
Net realized gains (losses) on investments	1,117	(15)	7,547

Total Operating Revenues	157,679	102,985	53

Operating Expenses
Losses and loss adjustment expenses, net	67,328	43,186	56
Amortization of intangible assets	921	875	5
Other operating expenses	38,123	22,510	69

Total Operating Expenses	106,372	66,571	60

Operating Income	51,307	36,414	41
Interest Expense	3,297	8,184	(60)

Income Before Income Taxes	48,010	28,230	70
Income Taxes	16,493	9,959	66

Net Income	$31,517	$18,271	72%

Loss Ratio	51.9%	51.5%	0.4 points
Underwriting Expense Ratio	21.5%	18.2%	3.3 points

Combined Ratio	73.4%	69.7%	3.7 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by CoverX, for the nine months ended September 30, 2007 were $208.7 million, a $36.3 million, or 21%, increase over $172.4 million in premiums produced during the nine months ended September 30, 2006. Our three new niche specialty liability classes and one new underwriter of an existing class added during the second quarter of 2007 generated approximately $18.7 million in premiums produced. In addition, net new business from the opening of the Company’s California underwriting office during the fourth quarter of 2006 and continuing growth from our existing underwriting offices generated an additional $15.9 million in premiums produced. Continued growth in other specialty class programs accounted for the remainder of the increase, offset by a slight decrease in audit premium.

     Operating Revenue
     Net Earned Premiums

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Written premiums
Direct	$195,590	$160,452	22%
Assumed	8,602	3,295	161
Ceded	(90,177)	(85,823)	5

Net written premiums	$114,015	$77,924	46%

Earned premiums
Direct	$170,410	$152,999	11%
Assumed	4,372	2,651	65
Ceded	(48,319)	(72,828)	(34)
Earned but unbilled premiums	3,192	982	225

Net earned premiums	$129,655	$83,804	55%

     Direct written premiums increased $35.1 million, or 22%, primarily due to the addition of three new niche specialty liability classes and one new underwriter of an existing class in the second quarter 2007, the opening of the Company’s California underwriting office in December 2006 and the growth in premiums produced by existing underwriting offices during the nine months ended September 30, 2007. Direct earned premiums increased $17.4 million, or 11%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Assumed written premiums increased $5.3 million, or 161%, and assumed earned premiums increased $1.7 million, or 65%. The increase in assumed written premiums is due to the growth in the admitted legal liability business written through a fronting insurer and an increase in the assumed quota share reinsurance contract on this fronted business.
     Ceded written premiums increased $4.4 million, or 5%, and ceded earned premiums decreased $24.5 million, or 34%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Ceded written premiums increased principally due to the increase in direct written premiums, the 50% quota share reinsurance on a portion of the new niche specialty class premiums and the placement of an excess catastrophe reinsurance contract for a portion of the risks underwritten in one of the new specialty niche classes, offset somewhat by purchasing less reinsurance during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the nine months ended September 30, 2007. The nine months ended September 30, 2006 included ceded earned premiums related to the 2005 quota share reinsurance treaties which continued into 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the nine months ended September 30, 2007 by approximately $37.2 million, and to increased net earned premiums by the same amount.
     Earned but unbilled premiums increased $2.2 million, or 225%, primarily due to the growth in the rate of audit premiums to original premiums written during 2006, recognition of increased audit premium collection experience, and growth in net retained earned premiums subject to premium audits.

     Commissions and Fees

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$6,161	$3,363	83%
Insurance services commissions and fees	9,223	9,116	1

Total commissions and fees	$15,384	$12,479	23%

     Insurance underwriting commissions and fees increased $2.8 million, or 83%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, principally due to increases in commissions on fronted programs. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.1 million, or 1%, principally as the result of increased claims handling fees of $0.6 million and increased management fees of $0.2 million offset by decreased brokerage fees income of $0.7 million.
     Net Investment Income and Realized Gains on Investments. During the nine months ended September 30, 2007, net investment income earned was $11.5 million, a $4.8 million, or 72%, increase from $6.7 million reported in the nine months ended September 30, 2006 primarily due to the increase in invested assets over the period. At September 30, 2007, invested assets were $429.1 million, a $180.3 million, or 73%, increase over $248.8 million of invested assets at September 30, 2006 due to increases in net written premiums, proceeds from our initial public and secondary offerings, proceeds from the issuance of trust preferred securities, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis, and from the cash retained on our 35% quota share reinsurance contracts on a “funds withheld” basis. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 4.1% and 3.8% at September 30, 2007 and September 30, 2006, respectively. The increase was the result of higher reinvestment rates offset by increased allocation to municipal securities. The annualized tax equivalent yield on total investments was 4.9% and 4.5% at September 30, 2007 and 2006, respectively.
     During the nine months ended September 30, 2007, net realized gains were $1.1 million, a $1.1 million increase over the net realized losses of $15,000 during the nine months ended September 30, 2006. The net realized gains were principally due to sales of investment securities at net gains of approximately $0.6 million and mark to market increases of $0.5 million in convertible bonds carried at market in accordance with SFAS 155.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $24.1 million, or 56%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Growth from the increase in net earned exposure growth reflected in the 55% net earned premiums growth and an increase in the accident year loss and loss adjustment expense ratio was offset by approximately $1.5 million in favorable development of accident year 2006 loss and allocated loss adjustment expense reserves, and approximately $0.8 million in favorable development of accident year 2006 and prior years’ unallocated loss adjustment expense reserves. Loss and loss adjustment expenses incurred in the nine months ended September 30, 2006 included approximately $1.0 million in unfavorable loss and loss adjustment expense reserves development of December 31, 2005 and prior reserves.
     Other Operating Expenses

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$23,866	$12,638	89%
Ceded reinsurance commissions	(27,155)	(27,466)	(1)
Other underwriting and operating expenses	41,412	37,338	11

Other operating expenses	$38,123	$22,510	69%

     During the nine months ended September 30, 2007, other operating expenses increased $15.6 million, or 69%, from the nine months ended September 30, 2006. Amortization of deferred acquisition expenses increased by $11.2 million, or 89%, including a $12.1 million increase related to the approximately $37.2 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 and by a decrease of $0.9 million related to remaining net earned premiums during the nine months ended September 30, 2007. Ceded reinsurance commissions decreased $0.3 million, or 1%, principally due to the effect of purchasing 35% quota share reinsurance during the third quarter of 2007 compared to purchasing 50% quota share reinsurance during the third quarter of 2006 and lower ceded profit sharing commissions, offset by the growth in ceded written premiums and an increase in ceding commission rates. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $4.1 million, or 11%, principally due to an increase of $3.8 million in commissions and other acquisition costs, net of acquisition cost deferrals, and an increase of $0.3 million in general and underwriting expenses during the nine months ended September 30, 2007.
     Interest Expense

	Nine Months Ended
	September 30,
	2007	2006	Change
	(Dollars in thousands)
Senior notes	$—	$6,377	(100)%
Junior subordinated debentures	3,297	1,381	139
Other	—	426	(100)

Total interest expense	$3,297	$8,184	(60)%

     Interest expense decreased $4.9 million, or 60%, from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This decrease was principally attributable to a $6.4 million decrease in interest expense related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $1.9 million increase in interest expense related to junior subordinated debentures of $25.8 million issued in December 2006 and the change in fair value of interest rate swap on junior subordinated debentures as discussed in “– Liquidity and Capital Resources.”
     Income taxes. Our effective tax rates were approximately 34.4% and 35.3% for the nine months ended September 30, 2007 and September 30, 2006, respectively.
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
     Insurance Subsidiaries. The primary sources of our insurance subsidiaries’ cash are net written premiums, claims handling fees, amounts earned from investments and the sale or maturity of invested assets. Additionally, FMFC has in the past and may in the future contribute capital to its insurance subsidiaries. In September 2007, FMFC made a $5.0 million capital contribution to the capital of FMIC and a $10.0 million capital contribution to the capital of ANIC.
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
     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$109,190	$42,828
Investing activities	(126,151)	(43,640)
Financing activities	32,868	106

Change in cash and cash equivalents	$15,907	$(706)

     Net cash provided by operating activities for the nine months ended September 30, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily from cash received on net written premiums, less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the nine months ended September 30, 2007 were retained on a “funds withheld” basis in accordance with the Company’s 35% quota share reinsurance contracts resulting in increased net cash flow provided by operations compared to the nine months ended September 30, 2006.
     Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 primarily resulted from our net investment in short-term, debt and equity securities. The $82.5 million increase in net cash used in investing activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was principally a result of increased net cash flow provided by operating activities as described above as well as the investment of proceeds from a follow-on common stock offering completed on June 27, 2007, which is discussed in more detail below.
     Net cash provided by financing activities for the nine months ended September 30, 2007 resulted from the issuance of common stock in a secondary offering discussed below as well as from proceeds from the issuance of trust preferred securities discussed below.
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
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $20.6 million of which were issued in September 2007. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. At September 30, 2007, the three month LIBOR rate was 5.62%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferrals have been made or are expected.
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
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At September 30, 2007, we had minimal exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, and cash and cash equivalents. At September 30, 2007, our investments had a market value of $429.1 million and consisted of the following investments:

	September 30, 2007
	Market Value	% of Portfolio
	(Dollars in thousands)
Money Market Funds	$55,632	13.0%
Treasury Securities	8,484	2.0%
Agency Securities	2,665	0.6%
Corp / Preferred	47,252	11.0%
Municipal Bonds	189,418	44.1%
Asset backed Securities	38,918	9.1%
Mortgages	55,081	12.8%
Convertible Securities	31,613	7.4%
Other	11	0.0%

Total	$429,074	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at September 30, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life	% of Total Investment
Less than one year	25.2%
One to two years	8.7%
Two to three years	13.0%
Three to four years	16.5%
Four to five years	14.3%
Five to seven years	10.3%
More than seven years	12.0%

Total	100.0%

     The effective duration of the portfolio as of September 30, 2007 is approximately 3.0 years and the tax-effected duration was 2.6 years. Excluding cash and convertible securities the portfolio duration and tax-effected duration are 3.6 years and 3.1 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.1% and 3.8% at September 30, 2007 and 2006, respectively. The increase was the result of higher reinvestment yields on new purchases versus maturing bonds offset somewhat by increased allocation to municipal securities.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at September 30, 2007. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of September 30, 2007 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	77.1%
AA	8.1%
A	8.3%
BBB	5.3%
BB	0.8%
B	0.3%
CCC	0.1%
NR	0.0%

Total	100.0%

     Cash and cash equivalents consisted of cash on hand of $30.2 million at September 30, 2007.

     At September 30, 2007 the total unrealized loss of all impaired securities totaled $2.2 million. This represents approximately 0.5% of invested assets of $429.1 million at September 30, 2007.
     For the nine months ended September 30, 2007, we sold approximately $9.9 million of market value of securities, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 1.7% of the amortized cost of the positions. We also sold some isolated positions of corporate, asset backed securities and municipal bonds. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the nine months ended

September 30, 2007, $17.2 million of the costs were deferred. Deferred policy acquisition costs totaled $12.2 million, or 17.8%, of unearned premiums (net of reinsurance), at September 30, 2007.
     On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provision of the quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the December 31, 2006 unearned premiums that had been ceded 50% up until contract expiration. The amount of the previously ceded net unearned premium reserve that was returned to the Company as a result of the cut-off termination election was $39.6 million at December 31, 2006. As those premiums are earned during 2007, they will be reported in the Company’s net earned premiums. At December 31, 2006 we recorded the related $12.8 million in ceded commissions as deferred acquisition costs, of which $2.3 million remained at September 30, 2007 to be amortized during the remainder of 2007 as related unearned premiums are earned.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Direct written premiums	$195,590	$160,452
Ceded written premiums	90,177	85,823

Net written premiums	$105,413	$74,629

Ceded written premiums as percentage of direct written premiums	46.1%	53.5%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Ceded written premiums	$90,177	$85,823
Ceded premiums earned	48,319	72,828
Losses and loss adjustment expenses ceded	25,531	38,103
Ceding commissions	15,119	23,464
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $27.5 million net cash paid for the nine months ended September 30, 2007 compared to net cash paid of $57.3 million for the nine months ended September 30, 2006.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On September 30, 2007, substantially all of our reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with an unauthorized reinsurer for which we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On September 30, 2007, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

     On September 30, 2007 and December 31, 2006, FMFC had a net amount of recoverables from reinsurers of $140.1 million and $99.6 million, respectively, on a consolidated basis.
     On October 1, 2007, we exercised the reset provision in our 35% quota share reinsurance contracts whereby we increased our retention from 65% to 75% on a prospective basis.
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
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
	By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

	By:	/s/ JOHN A. MARAZZA
John A. Marazza
Date: November 13, 2007		Executive Vice President, Chief Financial Officer and Treasurer

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	— Filed herewith