Form 10-K
period 2007-12-31
FIRST MERCURY FINANCIAL CORP
filed 2008-03-13
CIK 929186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the Registrant’s common stock outstanding on March 7, 2008 was 18,160,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference into Part III.

FIRST MERCURY FINANCIAL CORPORATION

YEAR ENDED DECEMBER 31, 2007

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

First Mercury Financial Corporation, which we refer to as the “Company” or “FMFC”, is a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 34 years of underwriting security risks, we have established CoverX® as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last seven years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors. As part of this extension of our business, we have increased our underwriting staff and opened offices in Chicago, IL, Dallas, TX, Boston, MA, Irvine, CA and Atlanta, GA.

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

We also provide underwriting, claims and other insurance services to third parties through our insurance services business, which generated $11.2 million in fee income in 2007. Most of this revenue is generated by American Risk Pooling Consultants, Inc. and its subsidiaries, which we refer to as ARPCO, through which we provide third party administration services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services.

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

Anticipating another hardening P&C insurance market, in 2000 we began offering general liability insurance for other specialty classes besides security classes, which involved opening regional underwriting offices and hiring experienced underwriters. Each of these underwriters had in excess of 20 years of insurance industry experience and contacts that allowed them to quickly write a significant amount of premium. As this premium for other specialty classes and our premium for security classes began to grow at a pace that exceeded our growth in capital, we began purchasing quota share reinsurance from third party reinsurers that assumed premium directly from our fronting carriers. Quota share reinsurance was also provided by our affiliate, All Nation Insurance Company (“ANIC”), which had overlapping controlling shareholders with FMFC. ANIC had no operations of its own and, in December 2003, became a direct subsidiary of FMFC.

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

STRATEGY

Our current strategy is comprised of the following elements:

•	Profitably Underwrite. We will continue to focus on generating an underwriting profit in each of our classes, regardless of market conditions. Our ability to achieve similar underwriting results in the future depends on numerous factors discussed in the “Risk Factors” section and elsewhere in this Form 10-K, many of which are outside of our control.

•	Opportunistically Grow. We plan to opportunistically grow our business in markets where we can use our expertise to generate consistent profits. Our growth strategy includes the following:

•	Selectively Retain More of the Premiums Generated from Insurance Policies Produced by CoverX. In 2007, our insurance subsidiaries retained 56.3% of the premiums generated from insurance policies produced by CoverX either by directly writing these premiums or by assuming these premiums under our fronting arrangements. The remaining portion, or 46.7%, of these premiums were ceded to reinsurers through quota share and excess of loss reinsurance or retained by the issuing fronting carriers. We intend to continue to selectively retain more of these premiums and to use quota share and other reinsurance arrangements.

•	Selectively Expand Geographically and into Complementary Classes of General Liability Insurance. We strategically provide general liability insurance to certain targeted niche market segments where we believe our experience and infrastructure give us a competitive advantage. We believe there are numerous opportunities to expand our existing general liability product offerings both geographically and into complementary classes of specialty insurance. We intend to identify additional classes of risks that are related to our existing insurance products where we can leverage our experience and data to profitably expand.

•	Enter into Additional Niche Markets and Other Specialty Commercial Lines of Business. We plan to leverage our brand recognition, extensive distribution network, and underwriting expertise to enter into new E&S lines or admitted markets in which we believe we can capitalize on our underwriting and claims platform. We intend to expand into these markets and other lines organically, as well as by making acquisitions and hiring teams of experienced underwriters.

•	Actively Pursue Opportunities for Fee Income Growth. To the extent we have more market opportunities than we choose to underwrite on our own balance sheet, we plan to pursue and leverage these opportunities to generate fee income by providing our distribution, underwriting and claims services to third party carriers or insureds.

•	Continue to Focus on Opportunistic Business Model. We intend to selectively increase or decrease the underwriting exposure we retain based upon the pricing environment and how the exposure fits with our underwriting and capital management criteria. The efficient deployment of our capital, in part, requires that we appropriately anticipate the amount of premiums that we will write and retain. Changes in the amount of premiums that we write or retain may cause our financial results to be less comparable from period to period.

•	Efficiently Deploy Capital. To the extent the pursuit of the growth opportunities listed above require capital that is in excess of our internally generated capital, we may raise additional capital in the form of debt or equity in order to pursue these opportunities. We have no current specific plans to raise additional capital and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. Maintaining at least an “A−” rating from A.M. Best is critical to us, and will be a principal consideration in our decisions regarding capital as well as our underwriting, reinsurance and investment practices.

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

UNDERWRITING OPERATIONS

Security Classes

We underwrite and provide several classes of general liability insurance for the security industry, including security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2007, $66.7 million of our premiums produced were within security classes of specialty insurance, which represented 24.2% of our total premiums produced for that year.

For security classes, we focus on underwriting for small (premiums less than $10,000) and mid-sized (premiums from $10,000 to $50,000) accounts. Approximately 62.8% of our premiums produced in 2007 for security classes consisted of premium sizes of $50,000 or below. In 2007, our average premium size for security classes was $7,300. Pursuing these smaller accounts helps us avoid competition from larger competitors. As of December 31, 2007, we had approximately 9,100 policies in force for security classes. The majority of these policies have policy limits of $1.0 million per occurrence. Although, we have reinsurance arrangements in place that would allow us to selectively underwrite policies with limits of up to $6.0 million per occurrence, because of our current risk tolerance, less than 6% of the policies we write for security classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of our premiums produced for security classes by each state in 2007.

	December 31, 2007
	Amount	% of Total
	(Dollars in thousands)

California	$20,005	30.0%
Texas	10,103	15.2%
New York	6,849	10.3%
Florida	3,861	5.8%
Pennsylvania	2,206	3.3%
All other states	23,660	35.4%

Total	$66,684	100.0%

Security guards and detectives.  Approximately 40.4% of our premiums produced for security classes in 2007 consisted of coverages for security guards and detectives. Coverages are available for security guards, patrol agency personnel, armored car units, private investigators and detectives.

Alarm installation and service businesses.  Approximately 29.5% of our premiums produced for security classes in 2007 were composed of coverages for security alarm manufacturers and technicians. Coverages are available for sales, service and installation of residential and commercial alarm systems as well as alarm monitoring.

Safety equipment installation and service businesses.  Approximately 30.1% of our premiums produced for security classes in 2007 were composed of coverages for fire suppression companies. Coverages are available for sales, service and installation of fire extinguishers and sprinkler and chemical systems, both on residential and commercial systems.

Other Specialty Classes

We have underwritten various other specialty classes of insurance at different points throughout our history. We have leveraged our core strengths used to build our business for security classes, which include our nationally recognized CoverX brand, our broad wholesale broker distribution through CoverX, and our underwriting and claims expertise to expand our business into other specialty classes. For example, we have leveraged our experience in insuring the security risks of the contractors that install safety and fire suppression equipment, which often involves significant plumbing work and exposure, into the underwriting of other classes of risks for plumbing contractors. We provide general liability insurance for other specialty classes consisting primarily of contractor classes of business, including roofing contractors, plumbing contractors, electrical contractors, energy contractors, and other artisan and service contractors, legal professional liability coverage, and, most recently hospitality and employer general liability coverage. Our senior underwriters for the other specialty classes have extensive industry experience and longstanding relationships with the brokers and agents that produce the business.

Our underwriting policies and targets for other specialty classes are similar to our policies and targets for security classes. Our target account premium size is $50,000 and below. Approximately 65.4% of our premiums produced in 2007 for other specialty classes consisted of premium sizes of $50,000 or below. In 2007, we wrote approximately 10,800 policies with an average premium size of approximately $19,500. The majority of our policies for other specialty classes have coverage limits of $1.0 million, although we have the ability to selectively underwrite policies with limits of $6.0 million per occurrence. Less than 11% of our policies for other specialty classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of premiums for other specialty classes produced by CoverX in each state in 2007.

	December 31, 2007
	Amount	% of Total
	(Dollars in thousands)

Texas	$34,701	16.6%
Washington	27,859	13.3%
Florida	26,685	12.7%
New York	20,328	9.7%
California	19,160	9.2%
All other states	80,616	38.5%

Total	$209,349	100.0%

INSURANCE SERVICES OPERATIONS

Our insurance services business provides underwriting, claims and other insurance services to third parties, including insurance carriers and customers. We generated $11.2 million in fee income in 2007 from our insurance services operations. These insurance services operations are conducted through ARPCO and CoverX.

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

DISTRIBUTION

All of the insurance policies that we write or assume are distributed and underwritten through our subsidiary, CoverX. We distribute our products through a nationwide network of licensed E&S lines wholesalers as well as certain large retail agencies with a specialty in the markets that we serve. In 2007, we placed business with approximately 799 brokers and agents for security classes of general liability insurance and 496 brokers and agents for the other specialty classes. In addition, a portion of our products are distributed by contract underwriters through producer agreements with CoverX.

CoverX is well known within the security industry due to its long presence in the marketplace and, as a result, has developed significant brand awareness. Because an individual broker’s relationship is with CoverX and not the insurance companies, CoverX is able to change the insurance carrier providing the underwriting capacity without significantly affecting its revenue stream. We typically do not grant our agents and brokers any underwriting or claims authority. We have entered into contractual relationships with five underwriters with respect to our contract underwriting programs. We select our agents and brokers based on industry expertise, historical performance and business strategy.

Our longstanding presence in the security industry has enabled us to write policies within security classes from a variety of sources. We generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2007, our top five wholesale brokers represented 36.1% of our premiums produced for security classes and no individual wholesale broker accounted for more than 17% of our premiums produced.

We generate the majority of our business for other specialty classes from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In addition, we have leveraged our CoverX brand to facilitate the development of new relationships with wholesalers in other specialty classes. In 2007, our top five wholesale brokers represented 29.6% of our premiums produced for other specialty classes and no wholesale broker accounted for more than 13% of our premiums produced.

Our underwriting personnel regularly visit key agents, brokers, and contract underwriters (collectively “producers”) in order to review performance and to discuss our insurance products. Additionally, we monitor the performance of the policies produced by each broker and contract underwriter and generally will terminate the relationship with a producer if the policies he or she sells produce excessive losses. We typically pay a flat commission rate of 15.0% of premium to our agents and brokers, although commissions can range from below 12.0% to 17.5%. We pay our contract underwriters a commission rate in the range of 17.0% to 30.0%. By distributing a significant amount of our products through CoverX rather than contract underwriters, we avoid the additional commission payments of 10.0% or more that many traditional E&S lines insurance carriers must pay to access this distribution source. Our name recognition in the industry allows us to use this strategy without losing the opportunity to generate business. As of December 31, 2007 we have not entered into any contingent commission arrangements with agents or brokers.

UNDERWRITING

Our underwriting is an intensive process using policy applications, our proprietary information and industry data, as well as inspections, credit reports and other validation information. Our long-term success depends upon the efforts of our underwriting department to appropriately understand and underwrite risks and provide appropriate contract language to accomplish that. All submissions are reviewed by a company underwriter with expertise in the class of business being reviewed. Our policy is to review each file individually to determine whether coverage will be offered, and, if an offer is made, to determine the appropriate price, terms, endorsements and exclusions of coverage. We write most coverage as an E&S lines carrier, which provides the flexibility to match price and coverage for each individual risk. We delegate underwriting authority outside of the Company through contract underwriter agreements only after an extensive due diligence process. Our contract underwriters manage established books of business with long term success over multiple market cycles. We retain underwriting oversight and subject the contract underwriters to operational and financial reviews. We have entered into contractual relationships with five underwriters with respect to our contract underwriting programs delegating such authority.

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

We have 14 underwriters that underwrite for security classes out of our headquarters in Southfield, Michigan. Our strategy is to receive a submission for as many risks for the security classes that we target as possible and generate a high quote and bind rate. In 2007, we received over 15,000 policy submissions within security classes, we quoted over 11,000 of those submissions, and bound over 9,000 policies.

We have 31 underwriters that underwrite for other specialty classes out of our regional underwriting offices. Because other specialty classes encompass a broader range of classes compared to security classes, we tend to receive submissions outside of our targeted other specialty classes and are more selective in deciding which submissions to quote. In 2007, we received over 43,000 policy submissions within other specialty classes and bound approximately 10,800 policies.

In our insurance services business operated by ARPCO, we have three employees who provide underwriting or underwriting review services for the public entity pools that we manage.

CLAIMS

Our claims department consists of 27 people supporting our underwriting operations and 18 people supporting our insurance services operations. Since 1985, substantially all of our claims, including the claims for the years when fronting companies were utilized, have been handled by our claims department.

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

For two of our contract underwriting programs, we have delegated claims authority to one contract underwriter and a third party administrator (“TPA”) through claims administration agreements. The claims administration agreements govern the claims guidelines for these programs. We retain claims authority for claims greater than $50,000. We maintain claims oversight for these programs and subject the service providers to semi-annual claims reviews.

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

There were approximately 2,900 new claims reported to us during 2007, and we had approximately 2,100 pending claims as of December 31, 2007.

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

Our treaty reinsurance is contracted under both quota share and excess of loss reinsurance contracts. We have historically adjusted our level of quota share reinsurance based on our premiums produced and our level of capitalization, as well as our risk appetite for a particular type of business. During the first four months of 2007, we maintained a 35% quota share on the majority of our business other than our legal professional liability class, for which we maintained a variable 70% to 85% quota share, and our umbrella policies, for which we maintain a 90% quota share. On May 1, 2007, we amended our 35% quota share reinsurance treaties to include the legal professional liability class. On October 1, 2007, we exercised the reset provision in our 35% quota share reinsurance treaties to increase our retention to 75%. Effective January 1, 2008, we purchased 10% quota share reinsurance to replace the expiring 35% quota share reinsurance, which, as stated above, was reduced to 25% on October 1, 2007, for policies issued with effective dates beginning January 1, 2008. In 2007, we also maintained two 50% quota share reinsurance treaties for our hospitality and employer general liability classes. Our excess of loss reinsurance is used to limit our maximum exposure per claim occurrence. We maintained a $0.5 million excess of $0.5 million per occurrence (Primary Security and Specialty General Liability) and $1.5 million excess of $0.5 million per occurrence (Legal Professional Liability) coverage through December 31, 2007, and we have purchased $0.5 million excess of $0.5 million per occurrence (Primary Security and Specialty General Liability) and $1.5 million excess of $0.5 million per occurrence coverage (Legal Professional Liability) for 2008. In addition, we maintained $0.7 million excess of $0.3 million per occurrence coverage for a portion of the risks in our hospitality class. On April 1, 2007, we extended the 90% quota share reinsurance applicable to umbrella policies through March 31, 2008.

In addition to our treaty reinsurance, we also may occasionally purchase facultative reinsurance, which is obtained on a case-by-case basis for all or part of the insurance provided by a single risk, exposure, or policy.

Additionally, we maintained a catastrophe reinsurance contract for a portion of the risks in our hospitality class and also currently assume reinsurance from fronting carriers on a small portion of our business and have historically assumed a significant portion of our business from various fronting carriers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a complete discussion of our historic fronting arrangements.

For a more detailed discussion of our reinsurance structure over time, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance” and “Risk Factors — Risks Relating to Our Business.”

The following is a summary of our significant treaty ceded reinsurance programs at December 31, 2007:

Policy Type	Company Policy Limit	Reinsurance Coverage	Company Retention

Primary Security and Specialty General Liability	Up to $1.0 million per occurrence	$500,000 excess of $500,000 per occurrence 25% on $500,000 per occurrence	Up to $375,000 per occurrence(1)
Legal Professional Liability	Up to $2.0 million per occurrence	$1,500,000 excess of $500,000 per occurrence 25% on $500,000 per occurrence	Up to $375,000 per occurrence(1)
Umbrella Security and Specialty General Liability	Up to $5.0 million excess of $1.0 million per occurrence	90% quota share up to $5.0 million per occurrence	Up to $500,000 per occurrence

(1)	- Up to $450,000 per occurrence effective January 1, 2008

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

RATINGS

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. First Mercury Insurance Company, which we refer to as FMIC, was assigned a letter rating of “A−” by A.M. Best in June 2004 and maintained such rating after the issuance of the debt in August 2005. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best and is the lowest rating necessary to compete in our targeted markets. A.M. Best assigns each insurance company a Financial Size Category, or FSC. The FSC is designed to provide a convenient indicator of the size of a company in terms of its statutory surplus and related accounts. There are 15 categories with FSC I being the smallest and FSC XV being the largest. As of December 31, 2007, A.M. Best has assigned FMIC an FSC VIII based on Adjusted Policyholders Surplus between $100.0 million and $250.0 million. Effective January 1, 2007, FMIC and ANIC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and ANIC are combined and apportioned between FMIC and ANIC in accordance with fixed percentages. On May 4, 2007, A.M. Best assigned the financial strength rating “A−” to the First Mercury Group pool and its members, FMIC and ANIC. ANIC’s A.M. Best rating was upgraded to “A−” as a result. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its unpaid loss and loss adjustment expense, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders and is not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. See “Risk Factors — Risks Relating to Our Business — Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.”

EMPLOYEES

As of December 31, 2007, we had 195 full-time employees and 7 part-time employees. Our employees have no union affiliations and we believe our relationship with our employees is good.

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

Quarterly and Annual Financial Reporting

Our insurance subsidiaries are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than accounting principles generally accepted in the United States of America (“GAAP”). In keeping with the intent to assure policyholder protection, SAP emphasize solvency considerations. See Note 15 to the consolidated financial statements, which is incorporated herein by reference.

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

Risk-based Capital

Risk-based capital, or RBC, requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2007, our insurance subsidiaries maintained RBC levels in excess of amounts that would require any corrective actions on our part.

IRIS Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2007, FMIC did not have any IRIS ratios outside the usual range. As of December 31, 2007, ANIC had IRIS ratios outside the usual range in one of the IRIS tests relating to policyholders’ surplus. An insurance company may become the subject of increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

As of December 31, 2007, ANIC had one IRIS ratio outside of the usual range, as set forth in the following table:

Ratio	Usual Range	Actual Results

Gross change in policyholders’ surplus	−10% to 50%	90%

ANIC has experienced growth in surplus primarily resulting from a $10.0 million capital contribution made to ANIC in September 2007 and from operating results during 2007 of $3.6 million.

Restrictions on Paying Dividends

We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is dependent on dividends and other distributions from our subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may be paid only out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries’ states of domicile generally is required in order for our insurance subsidiaries to declare and pay “extraordinary dividends” to us. For FMIC, Illinois defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of FMIC’s surplus as of the preceding December 31, or FMIC’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. FMIC must give the Illinois insurance regulator written notice of every dividend or distribution, whether or not extraordinary, within the time periods specified under applicable law. With respect to ANIC, Minnesota imposes a similar restriction on extraordinary dividends and requires a similar notice of all dividends after declaration and before paid. For ANIC, Minnesota defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or ANIC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2007, FMIC and ANIC may pay dividends in 2008, if declared, of up to $19.0 million without regulatory approval. In 2007 and 2006, our insurance subsidiaries would have been permitted to pay up to $15.7 million and $9.7 million, respectively, in ordinary dividends without the prior regulatory approval. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. No dividends were paid by either FMIC or ANIC during the year ended December 31, 2007.

Investment Regulation

Our insurance subsidiaries are subject to state laws which require diversification of their investment portfolios and impose limits on the amount of their investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which they are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require them to sell those investments. At December 31, 2007, we had no investments that would be treated as non-admitted assets.

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

Terrorism Exclusion Regulatory Activity

The Terrorism Risk Insurance Act of 2002, extended and amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIA, provides insurers with federally funded reinsurance for “acts of terrorism.” TRIA also requires insurers to make coverage for “acts of terrorism” available in certain commercial property/casualty insurance policies and to comply with various other provisions of TRIA. For applicable policies in force on or after November 26, 2002, we are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages. To be covered under TRIA, aggregate industry losses from a terrorist act must exceed $100.0 million in 2007, the act must be perpetrated within the U.S. or in certain instances outside of the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program. We generally offer coverage only for those acts covered under TRIA. As of December 31, 2007, we estimate that less than 2% of our policyholders in our E&S lines markets had purchased TRIA coverage.

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

Federal Regulation of Insurance

While the business of insurance traditionally has been subject to regulation by the states, there continue to be discussions among lawmakers and members of the insurance industry over the possible expanded role of the federal government in regulating the insurance industry. There have been recent calls by insurer and broker trade associations for optional federal chartering of insurance companies, similar to the federal chartering of banks in the United States. In October 2006, the U.S. House of Representatives approved the Nonadmitted and Reinsurance Reform Act, which would greatly reduce the overlap in state regulation of surplus lines transactions and reinsurer financial oversight. The measure was not brought up for consideration in the Senate; however, similar legislation has been introduced in both the House and the Senate in 2007. We cannot predict whether or not these or similar federal regulatory schemes will be enacted or, if enacted, what effect they may have on our insurance subsidiaries.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.

Third party rating agencies periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. FMIC maintains an “A−” rating (the fourth highest of fifteen ratings) with a stable outlook from A.M. Best Company, Inc., or A.M. Best, a rating agency and publisher for the insurance industry. This rating is not a recommendation to buy, sell or hold our securities but is viewed by insurance consumers and intermediaries as a key indicator of the financial strength and quality of an insurer. FMIC currently has the lowest rating necessary to compete in our targeted markets as a direct insurance writer because an “A−” rating or higher is required by many insurance brokers, agents and policyholders when obtaining insurance and by many insurance companies that reinsure portions of our policies.

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

Effective January 1, 2007, FMIC and ANIC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and ANIC are combined and apportioned between FMIC and ANIC in accordance with fixed percentages. On May 4, 2007, A.M. Best assigned the financial strength rating “A−” to the First Mercury Group pool and its members, FMIC and ANIC, affirming FMIC’s “A−” rating and upgrading ANIC’s rating to “A−”.

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

We establish loss and loss adjustment expense reserves with respect to reported and unreported claims incurred as of the end of each period. Our loss and loss adjustment expense reserves were $272.4 million, $191.0 million, and $113.9 million at December 31, 2007, 2006, and 2005, respectively, all of which are gross of ceded loss and loss adjustment expense reserves. These reserves do not represent an exact measurement of liability, but are our estimates based upon various factors, including:

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

Under accounting principles generally accepted in the United States of America, or GAAP, we are only permitted to establish loss and loss adjustment expense reserves for losses that have occurred on or before the financial statement date. Case reserves and incurred but not reported, or IBNR, reserves contemplate these obligations. No contingency reserve allowances are established to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.

We bear credit risk with respect to our reinsurers, and if any reinsurer fails to pay us, or fails to pay us on a timely basis, we could experience losses.

Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. Although reinsurance makes the reinsurer liable to us to the extent of the risk transferred or ceded to the reinsurer, this arrangement does not relieve us of our primary liability to our policyholders. Moreover, our primary liability for losses and loss adjustment expenses under the insurance policies that we underwrite has increased as our business shifted from relying on fronting arrangements to our direct writing of insurance. At

December 31, 2007, we had $157.6 million of reinsurance recoverables. We expect our recoverables from reinsurers will increase as we increase the insurance that we directly write instead of using a fronting relationship. Under fronting arrangements, policies produced by our CoverX subsidiary were directly written by third party insurers, and a portion of the risk under these policies was assumed by us or other reinsurers for a portion of the related premium. With the elimination of most of our fronting relationships in May 2005, we became the direct writer of substantially all of the policies produced by us, and as a result, our premiums ceded to reinsurers has increased from 2005 to 2007. Most of our reinsurance recoverables are from three reinsurers, two of which are subsidiaries of ACE Limited and Swiss Re. The third reinsurer is American Constantine Insurance Company. At December 31, 2007, the balances from ACE Limited, Swiss Re, and American Constantine Insurance Company were $80.3 million, $52.9 million and $6.2 million, respectively. Although we believe that we have high internal standards for reinsurers with whom we place reinsurance, we cannot assure you that our reinsurers will pay reinsurance claims on a timely basis or at all. If reinsurers are unwilling or unable to pay us amounts due under reinsurance contracts, we will incur unexpected losses and our cash flow will be adversely affected, which would have a material adverse effect on our financial condition and operating results.

We may not be able to obtain adequate reinsurance coverage or reinsurance on acceptable terms.

We use significant amounts of reinsurance to manage our exposure to market and insurance risks and to enable us to write policies in excess of the level that our capital supports. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Without adequate levels of appropriately priced reinsurance, the level of premiums we can underwrite could be materially reduced. The reinsurance market has changed dramatically over the past few years as a result of a number of factors, including inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal and are principally from four reinsurers. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates.

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

Since 2000, we have expanded our focus on new classes of the specialty insurance market, which we refer to as other specialty classes, in addition to our long-standing business for security classes. Other specialty classes represented 24.2% of our premiums produced in 2000 and 75.8% of our premiums produced in 2007. As a result of this expansion, we have a more limited operating and financial history available for other specialty classes when compared to our data for security classes. This may adversely impact our ability to adequately price the insurance we write to reflect the risk assumed and to exclude risks that generate large or frequent claims and to establish appropriate loss reserves. For example, in 2005, we increased our reserves applicable to other specialty classes by approximately $6.2 million, principally as a result of using updated industry loss development factors in the calculations of ultimate expected losses and reserves on those classes that we believed were more closely aligned with our classifications and coverage limits and actual emerging experience. Because we rely more heavily on industry data in calculating reserves for other specialty classes than we do for security classes, we may need to further adjust our reserve estimates for other specialty classes in the future, which could materially adversely affect our operating results.

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

Premiums produced for security classes represented 24.2% of our total direct and assumed written premiums in 2007. As a result, any changes in the security insurance market, such as changes in business, economic or regulatory conditions or changes in federal or state law or legal precedents, could adversely impact our ability to write insurance for this market. For example, any legal outcome or other incident could have the effect of increasing insurance claims in the security insurance market which could adversely impact our operating results.

The loss of one or more of our top wholesale brokers could have a material adverse effect on our financial condition or our results of operations.

For security classes, we generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses and safety equipment installation and service businesses. These wholesalers and specialists are not under any contractual obligation to provide us business. Our top five wholesale brokers represented 36.1% of the premiums produced from security classes in 2007. For other specialty classes, we generate business from traditional E&S lines insurance wholesalers who have a presence in the other specialty classes we underwrite. Our top five wholesale brokers represented 29.6% of the premiums produced from other specialty classes in 2007. In certain other specialty classes, we rely on a small number of agents to generate the insurance that we underwrite. For example, substantially all of our legal professional liability coverage is generated by one agent. The loss of one or more of our top wholesale brokers for security classes or other specialty classes could have a material adverse effect on our financial condition or our results of operations.

We operate in a highly competitive environment, which makes it more difficult for us to attract and retain business.

The insurance industry in general and the markets in which we compete are highly competitive and we believe that they will remain so for the foreseeable future. We face competition from several companies, which include insurance companies, reinsurance companies, underwriting agencies, contract underwriters and captive insurance companies. As a result of this intense competition, prevailing conditions relating to price, coverage and capacity can change very rapidly. Many of our competitors are larger and have greater financial, marketing and management resources than we do and may be perceived as providing greater security to policyholders. There are low barriers to entry in the E&S lines insurance market, which is the primary market in which we operate, and competition in this market is fragmented and not dominated by one or more competitors. Competition in the E&S lines insurance industry is based on many factors, including price, policy terms and conditions, ratings by insurance agencies, overall financial strength of the insurer, services offered, reputation, agent and broker compensation and experience. We may face increased competition in the future in the insurance markets in which we operate, and any such increased competition could have a material adverse effect on us.

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

Beginning in 2000 and accelerating in 2001, the property and casualty insurance industry experienced a hard market reflecting increasing rates, more restrictive coverage terms and more conservative risk selection. We believe that this trend continued through 2003. We believe that these trends slowed beginning in 2004 that the current insurance market has become more competitive in terms of pricing and policy terms and conditions. We are currently experiencing some downward pricing pressure. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns have caused our revenues and net income to fluctuate and are expected to do so in the future.

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

Insurance Regulatory Information System, or IRIS, ratios are part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. As of December 31, 2007, FMIC did not have any IRIS ratios outside the usual range and ANIC had IRIS ratios outside the usual range in only one of the IRIS tests. An insurance company may become subject to increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. FMIC has, in the past, had more than four ratios outside the usual range. If, in the future, FMIC has four or more ratios outside the usual range, we could become subject to greater scrutiny and oversight by regulatory authorities. See “Insurance and Other Regulatory Matters.”

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

Our directors and executive officers beneficially own 19.5% of our outstanding common stock (including options exercisable within 60 days) as of December 31, 2007, including 11.3% owned by Jerome Shaw, our founder and former Chief Executive Officer. Accordingly, these directors and executive officers will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval and could seek to arrange a sale of our company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We own and manage a third party governmental entities risk-sharing pooling administration business through ARPCO. Each pool is composed of public entity members (such as cities, townships, counties, etc.) that have joined together by means of an intergovernmental contract to pool their insurance risk and provide related insurance services to its members. The pooling is authorized by state statute or as noted in the enabling legislation. Pooling provides a risk sharing alternative to the traditional purchase of commercial insurance. The governmental risk-sharing pools that we provide services for are located in the Midwest. ARPCO currently has multi-year contracts with five risk-sharing pools and the termination or non-renewal of any single contract for this business would significantly reduce the profitability of this business.

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

The market price of our shares of common stock may drop significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our two insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2008, FMIC and ANIC may pay in the aggregate dividends to FMFC of up to $19.0 million without regulatory approval. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

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

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective in the future (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

In May 2007, we moved our corporate headquarters to an office building located in Southfield, MI, where we lease approximately 20,000 square feet. We have 25,000 square feet of additional office space in Southfield, MI in a building owned by FMIC. We also lease office space in Irvine, CA, Atlanta, GA, Chicago, IL, Boston, MA, New York, NY, Allen, TX and Seattle, WA. We believe our current space is adequate for our current operations.

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

None.

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

	2007
Quarter Ended	High	Low

March 31, 2007	$23.35	$19.64
June 30, 2007	21.61	18.68
September 30, 2007	21.92	17.98
December 31, 2007	25.02	20.00

	2006
Quarter Ended	High	Low

December 31, 2006 (commencing October 17, 2006)	$23.52	$19.26

On March 7, 2008, the last reported sales price of our common stock was $15.18 per share.

As of February 19, 2008, there were 18,160,313 shares of issued and outstanding common stock held by approximately 1,000 known holders of record.

Dividends

Our board of directors has not declared, and does not intend to declare, cash dividends on our common stock in the foreseeable future. We currently intend to retain any profits to provide capacity to write insurance and to accumulate reserves and surplus for the payment of claims. Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our two insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2008, FMIC and ANIC may pay in the aggregate dividends to FMFC of up to $19.0 million without regulatory approval. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

Stock Performance Graph

The following graph compares the total return, based on share price, of an investment of $100.00 in our common stock from October 18, 2006, the date our common stock first became publicly traded on the New York Stock Exchange, through December 31, 2007 with the New York Stock Exchange Composite and the New York Stock Exchange Financial indices. All values assume reinvestment of the full amount of all dividends, although dividends were not declared on our common stock. This information is provided in accordance with Securities and Exchange Commission requirements and is not necessarily indicative of future results.

	Total Return to Stockholders
	(Includes reinvestment of dividends)
	Indexed Returns
	October 18, 2006	December 2006	March 2007	June 2007	September 2007	December 2007

First Mercury Financial Corporation	100.00	120.62	105.38	107.54	110.31	125.13
New York Stock Exchange Composite Index	100.00	105.97	107.96	115.98	118.52	115.66
New York Stock Exchange Financial Index	100.00	105.43	104.37	107.29	104.77	94.33

Repurchase of Common Stock

On December 27, 2007, the Company repurchased 73,815 shares of common stock through an option agreement from an officer of the Company for approximately $0.5 million (or $6.46 per share).

No repurchase of common stock during the year ended December 31, 2007 was part of a stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The table shown below presents our selected historical consolidated financial and other data for the five years ended December 31, 2007, which have been derived from our audited consolidated financial statements. The historical consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated annual financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

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

The selected historical consolidated financial and other data presented below for each of the years in the two-year period ended December 31, 2004 (Predecessor), for the period from January 1, 2005 through August 16, 2005 (Predecessor), for the period from August 17, 2005 through December 31, 2005 (Successor), and for the years ended December 31, 2006 (Successor) and December 31, 2007 (Successor) have been derived from our audited consolidated financial statements.

	Successor			Predecessor
			August 17,	January 1,
	Year Ended	Year Ended	2005 to	2005 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	August 16,	December 31,	December 31,
	2007	2006	2005	2005	2004(1)	2003
	(Dollars in thousands, except for share and per share data)

Income Statement Data:
Direct and assumed written premiums	$271,501	$218,181	$71,040	$104,856	$92,066	$48,735
Net written premiums	155,572	142,926	37,228	68,473	72,895	48,469
Net earned premiums	169,139	110,570	40,146	57,576	61,291	40,338
Commissions and fees	16,549	16,692	12,428	13,649	33,730	33,489
Net investment income	16,295	9,713	2,629	4,119	4,619	3,983
Net realized gains (losses) on investments	602	517	278	(58)	(120)	813
Total operating revenues	202,585	137,492	55,481	75,286	99,520	78,623
Losses and loss adjustment expenses, net	88,073	56,208	27,022	28,072	26,854	21,732
Amortization of deferred acquisition expenses	30,706	16,358	7,954	12,676	15,713	11,995
Underwriting, agency, and other expenses	14,483	13,458	5,712	7,758	26,953	29,923
Amortization of intangible assets	1,227	1,270	434	732	632	—
Total operating expenses	134,489	87,294	41,122	49,238	70,152	63,650
Operating income	68,096	50,198	14,359	26,048	29,368	14,973
Interest expense	4,453	16,615	3,980	1,519	1,697	965
Income taxes	21,353	11,754	4,001	8,636	10,006	3,288
Net income	41,731	21,869	6,712	16,123	17,735	10,977
Balance Sheet Data:
Total investments	459,288	297,841	211,025	202,013	171,659	114,901
Total assets	747,284	512,933	365,597	321,863	253,965	159,011
Loss and loss adjustment expense reserves	272,365	191,013	113,864	92,153	68,699	61,727
Unearned premium reserves(2)	123,469	91,803	84,476	77,778	52,484	24,423
Long-term debt	67,013	46,394	85,620	27,535	29,535	17,754
Total stockholders’ equity	229,380	172,738	64,327	106,908	91,630	36,340

	Successor			Predecessor
			August 17,	January 1,
	Year Ended	Year Ended	2005 to	2005 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	August 16,	December 31,	December 31,
	2007	2006	2005	2005	2004(1)	2003
	(Dollars in thousands, except for share and per share data)

Net Income Per Share Data(3):
Basic	$2.36	$2.74	$1.30	$1.12	$1.32	$0.95
Diluted	$2.25	$1.58	$0.56	$0.80	$1.05	$0.91
Weighted average shares outstanding, basic	17,710,080	6,907,905	4,146,045	12,536,224	12,041,334	11,610,068
Weighted average shares outstanding, diluted	18,551,362	13,831,649	12,044,004	20,093,596	16,872,247	12,031,433
GAAP Underwriting Ratios:
Loss ratio(4)	52.1%	50.8%	67.3%	48.8%	43.8%	53.9%
Expense ratio(5)	20.4%	16.9%	8.7%	18.3%	18.9%	20.9%
Combined ratio(6)	72.5%	67.7%	76.0%	67.1%	62.7%	74.8%
Other Data:
Annual return on average stockholders’ equity	20.8%	23.6%	29.0%	26.0%	27.7%	34.4%
Debt to total capitalization ratio	22.6%	21.2%	57.1%	20.5%	24.4%	32.8%

(1)	Includes ARPCO’s operations from the date of acquisition of ARPCO in June 2004.

(2)	Unearned premium reserves are established for the portion of premiums that is allocable to the unexpired portion of the policy term.

(3)	Net income per share and weighted average shares outstanding reflect a 925-for-1 stock split of our common stock which occurred prior to the completion of our initial public offering in October 2006.

(4)	Loss ratio is defined as the ratio of incurred losses and loss adjustment expenses to net earned premiums.

(5)	Expense ratio is defined as the ratio of (i) the amortization of deferred acquisition expenses plus other operating expenses, less expenses related to insurance services operations, less commissions and fee income related to underwriting operations to (ii) net earned premiums.

(6)	Combined ratio is the sum of the loss ratio and the expense ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 34 years of underwriting security risks, we have established CoverX® as a recognized brand among insurance agents and brokers and have developed significant underwriting expertise and a cost-efficient infrastructure. Over the last seven years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.

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

As a result of the acquisition and resulting purchase accounting adjustments, the results of operations for periods prior to August 17, 2005 are not comparable to periods subsequent to that date. Our fiscal 2005 results discussed below represent the mathematical addition of the historical results for (i) the predecessor period from January 1, 2005 through August 16, 2005, and (ii) the successor period from August 17, 2005 through December 31, 2005. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis. However, we believe it is the most meaningful way to discuss our operating results for 2005 when comparing them to our operating results for 2006 because it would not be meaningful to discuss the partial period from January 1, 2005 through August 16, 2005 (Predecessor) separately from the period from August 17, 2005 to December 31, 2005 (Successor) when comparing 2005 operating results to 2006 operating results.

Change in Business Model

In June 2004, an investment by Glencoe along with additional cash from FMFC, increased FMIC’s statutory surplus by $26.0 million. As a result of this capital infusion, A.M. Best raised FMIC’s financial strength rating to “A — ,” and beginning in July 2004, FMIC began directly writing the majority of new and renewal policies produced by CoverX.

Prior to June 2004 and our insurance subsidiary’s rating upgrade with A.M. Best to “A-,” we did not directly write a significant amount of insurance produced by CoverX through our insurance subsidiaries, but instead utilized fronting arrangements under which we contracted with third party insurers, or fronting insurers, to directly write the policies underwritten and produced by CoverX. Under these fronting arrangements, policies produced by CoverX were directly written by third party insurers, which are commonly referred to as fronting insurers. Under these fronting arrangements, we controlled the cession of the insurance from the fronting insurer and either assumed most of the risk under these policies as a reinsurer or arranged for it to be ceded to other reinsurers. We paid the fronting insurers a fee for this arrangement and were required to maintain collateral grantor trusts to cover losses and loss adjustment expenses and unearned premiums. We entered into fronting arrangements because our customers require an A.M. Best rating of “A−” or greater and FMIC’s A.M. Best rating was “B+” prior to the $26.0 million increase in its statutory surplus. By utilizing fronting arrangements, we were able to use the availability, capacity and rating status of the fronting insurers to market insurance. With our insurance subsidiary’s rating upgrade, we were able to eliminate most of our fronting relationships by May 2005 and become the direct writer of substantially all of the policies produced by CoverX. We currently only use fronting arrangements when they serve our business purpose and CoverX has continued to provide broker and general agent services to third party insurers although we do not expect revenues generated from such services to be significant.

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

This change in our business model impacted our operating results and the comparability of 2007 to 2006 and 2006 to 2005 operating results in several ways, including the following:

•	Direct, Assumed and Ceded Written Premiums: The elimination of the fronting arrangement resulted in an increase in our direct written premiums because we no longer relied on fronting insurers to directly write insurance that we then reinsured or placed with other reinsurers. The increase in our direct written premiums resulted in a corresponding decrease in our assumed written premiums, and an increase in our ceded written premiums from 2005 to 2006.

•	Net Written and Earned Premiums: The change in business model did not have a significant impact on our net written or earned premiums.

•	Insurance Underwriting Commissions: Under the fronting model, we received fixed rate commission income on all premiums produced by CoverX for fronting insurers, as well as profit sharing commission income on all premiums produced that were retained by fronting insurers or ceded to third party insurers. Under the direct writing model, we do not report commission income on premiums written by our insurance subsidiaries because they are eliminated for consolidated financial statement purposes. The change in our business model therefore resulted in a decrease of our insurance underwriting commission income from 2005 to 2006.

•	Assumed Reinsurance Commission Expense: Under the fronting model, other operating expenses included fixed commissions incurred under assumed reinsurance agreements with the fronting insurers, and, in some cases, profit sharing expense incurred related to assumed reinsurance agreements. The fronting fees charged to us by the fronting insurers were added to the commission expenses incurred or were deducted from the fixed commissions earned by CoverX. The change in our business model therefore resulted in a decrease of our assumed reinsurance commission expense from 2005 to 2007.

•	Ceded Reinsurance Commissions: Under the direct writing model, we earn ceding commissions on insurance risks ceded from FMIC to third party insurers under reinsurance treaties and earn ceded profit sharing commissions on ceded reinsurance. Under the fronting model, these ceding commissions were paid to the fronting insurer by the reinsurers who received the corresponding premiums. Both of these items are reported as an offset to our other operating expenses. The change in our business model resulted in an increase in our ceded reinsurance commissions from 2005 to 2007.

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

Our reserves consist of reserves for property and liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by the Company under reinsurance contracts. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process, requiring the use of informed estimates and judgments. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current operations.

When a claim is reported to us, our claims department completes a case-basis valuation and establishes a case reserve for the estimated amount of the ultimate payment as soon as practicable after receiving notice of a claim and after it has sufficient information to form a judgment about the probable ultimate losses and loss adjustment expenses associated with that claim.

We take into consideration the facts and circumstances for each claim filed as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expenses based on our experience and industry data, and expected future trends in loss costs. The amount of unpaid losses and loss adjustment expense for reported claims, which we refer to as case reserves, is based primarily upon a claim by claim evaluation of coverage, and an evaluation of the following factors:

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

We determine IBNR reserve estimates separately for our security classes and for our other specialty classes, since we have extensive historical experience data on the security classes and limited historical experience data for our other specialty classes. For security classes, our IBNR reserve estimates are determined using our actual historical loss and loss adjustment expense experience and reporting patterns from our loss and loss adjustment expense database which covers the last 23 years. For other specialty classes, for which we have seven years or less of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs and industry reporting patterns applicable to our classes, from industry sources including actuarial circulars published by Insurance Services Offices (ISO) in combination with our actual paid and incurred loss and loss adjustment expenses and reporting patterns. Our estimates also include estimates of future trends that may affect the frequency of claims and changes in the average cost of potential future claims.

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

Our reserves for losses and loss adjustment expenses at December 31, 2007, 2006, and 2005, gross and net of ceded reinsurance were as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Gross
Case reserves	$69,699	$47,004	$36,200
IBNR and ULAE reserves	202,666	144,009	77,664

Total reserves	$272,365	$191,013	$113,864

Net of reinsurance
Case reserves	$52,668	$37,376	$32,874
IBNR and ULAE reserves	128,253	86,711	59,121

Total	$180,921	$124,087	$91,995

We utilize accepted actuarial methods to arrive at our loss and loss adjustment expense IBNR reserve estimates. The determination of our best estimate of ultimate loss and loss adjustment expenses and IBNR reserves requires significant actuarial analysis and judgment, both in application of these methods and in the use of the results of these methods. The principal methods we use include:

•	The Loss Development Method — based on paid and reported losses and loss adjustment expenses and loss and loss adjustment expense reporting and payment and reporting patterns;

•	The Bornhuetter-Ferguson Method — based on paid and reported losses and loss adjustment expenses, expected loss and loss adjustment expense ratios, and loss and loss adjustment expense reporting and payment and reporting patterns;

•	The Cape Cod Method — expected losses for one policy year being estimated based on the loss results for the other policy years, trended to the level of the policy year being estimated; and

•	The Expected Loss Ratio Method — based on historical or industry experience, adjusted for changes in premium rates, coverage restrictions and estimated loss cost trends.

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

We apply these methods to net paid and incurred loss and loss adjustment expense and net earned premium information after ceding reinsurance to determine ultimate net loss and loss adjustment expense and net IBNR reserves. We determine our ceded IBNR reserves applicable to quota share reinsurance based on the ultimate net loss and loss adjustment expense ratios determined in the estimation of our net IBNR reserves. Ceded IBNR reserves applicable to excess of loss reinsurance are based on industry and company experience factors applicable to the excess coverage layers. Ceded case reserves are allocated based on monthly or quarterly reinsurance settlement reports prepared in accordance with the reporting and settlement terms of the ceded reinsurance contracts.

For security classes where we have many years of historical experience data, we perform semi-annual analyses of the payment and reporting patterns of losses and loss adjustment expenses as well as reported and closed claims by accident year for security guard, alarm, and safety equipment sub-classes. We have generally relied primarily on the Loss Development Method in calculating ultimate losses and loss adjustment expenses for the more mature accident years, applying our historical loss and loss adjustment expense reporting patterns to paid and incurred losses and loss adjustment expenses reported to date by accident year to estimate ultimate loss and loss adjustment expense and IBNR reserves. Our reserve estimates for the more recent, less mature accident years have relied more on the Bornhuetter-Ferguson and Cape Cod Methods to calculate ultimate loss and loss adjustment expense and IBNR reserves. Although we have calculated the results from the Expected Loss Ratio Method for the less mature years, we have not relied significantly on this method due to the more meaningful results of the other methods we have used for security classes.

For other specialty classes, we have relied primarily on the Bornhuetter-Ferguson Method in calculating our semi-annual reserve estimates. Although we use the Loss Development Method, we have not relied significantly on it as we are still building our experience database for other specialty classes. We have also used the Expected Loss Ratio Method, which we have developed from industry loss cost information, adjusted for changes in premium rates, coverage restrictions, and estimated loss cost trends. We have seven years or less of historical experience of losses and loss adjustment expenses for other specialty classes, so we have relied on both our own historical experience and industry reporting patterns included in actuarial circulars published by Insurance Services Offices (“ISO”) by sub-class groupings that are consistent with our class profiles within our other specialty classes.

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

We review loss and loss adjustment expense reserves on a quarterly basis. Actuarial loss reserves analyses and reports are prepared and are reviewed by management for all business classes and accident years on a semi-annual basis as of June 30 and December 31. Annual actuarial Statements of Opinion on the reserves of our insurance subsidiaries are also prepared as of December 31, in accordance with insurance regulatory requirements. The carried reserves reflect management’s best estimate of the outstanding losses and loss adjustment expense liabilities after review of the actuarial analyses and Statements of Opinion.

During the first two quarters of an accident year, for both security classes and other specialty classes, we have used the Expected Loss Ratio Method based on the previous year end estimates for the previous accident year, adjusted for estimated changes in premium rates, coverage restrictions and estimated loss cost trends. We monitor emerging loss experience monthly and make adjustments to the current accident year expected loss ratio as we believe appropriate. Throughout the year we also compare actual emerging loss development on prior accident years to expected loss development included in our prior accident years’ loss reserve estimates and make quarterly interim adjustments to prior years’ reserve estimates during interim reporting periods as we believe appropriate.

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

The following table includes net ultimate loss and loss adjustment expense amounts by accident year from our statutory filing for our insurance subsidiaries for the year ended December 31, 2007, which are equal to the net ultimate loss and loss adjustment expense amounts by accident year included in our loss and loss adjustment expense reserve estimates in the consolidated financial statements at December 31, 2007. The use of net of ceded reinsurance amounts is most meaningful since the vast majority of our ceded reinsurance is on a quota share basis. We have applied the sensitivity factors to each accident year amount and have calculated the amount of potential net reserve change and the impact on 2007 reported pre-tax income and on net income and stockholders’ equity at

December 31, 2007. We do not believe it is appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.

				Potential
		December 31,		Impact on 2007
	Ultimate Loss	2007	Potential	Net Income and
	and LAE	Ultimate Losses	Impact on 2007	December 31,
	Sensitivity	and LAE Net of	Pre-Tax	2007
	Factor	Ceded Reinsurance	Income	Stockholders’ Equity
	(Dollars in thousands)

Increased Ultimate Losses & LAE
Accident Year 2007	10.00%	$88,911	$(8,891)	$(5,779)
Accident Year 2006	5.00	44,030	(2,202)	(1,431)
Accident Year 2005	2.50	37,799	(945)	(614)
Decreased Ultimate Losses & LAE
Accident Year 2007	(10.00)%	$88,911	$8,891	$5,779
Accident Year 2006	(5.00)	44,030	2,202	1,431
Accident Year 2005	(2.50)	37,799	945	614

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

Investments

Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments in convertible securities with embedded derivatives. These convertible securities were accounted for under SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the year ended December 31, 2007 and under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for the year ended December 31, 2006.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table summarizes our results for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$169,139	$110,570	53%
Commissions and fees	16,549	16,692	(1)
Net investment income	16,295	9,713	68
Net realized gains on investments	602	517	16

Total Operating Revenues	202,585	137,492	47

Operating Expenses
Losses and loss adjustment expenses, net	88,073	56,208	57
Amortization of intangible assets	1,227	1,270	(3)
Other operating expenses	45,189	29,816	52

Total Operating Expenses	134,489	87,294	54

Operating Income	68,096	50,198	36
Interest Expense	5,012	16,575	(70)

Income Before Income Taxes	63,084	33,623	88
Income Taxes	21,353	11,754	82

Net Income	$41,731	$21,869	91%

Loss Ratio	52.1%	50.8%	1.3 points
Underwriting Expense Ratio	20.4%	16.9%	3.5 points

Combined Ratio	72.5%	67.7%	4.8 points

Premiums Produced

Premiums produced, which consists of all of the premiums billed by CoverX, for the year ended December 31, 2007, were $276.0 million, a $45.9 million or 20% increase over $230.1 million in premiums produced during the year ended December 31, 2006. This growth was primarily attributable to:

•	Three new niche specialty liability classes added during the second quarter of 2007 and one new underwriter of an existing class added during the second quarter of 2007 generated approximately $30.1 million in premiums produced;

•	Net new business from the opening of the Company’s California and Georgia underwriting offices during the fourth quarter of 2006 and the third quarter of 2007, respectively, and continuing growth from our existing underwriting offices generated an additional $15.6 million in premiums produced;

•	Continued growth in other specialty class programs of $3.4 million offset by a $3.2 million decrease in premiums on the audits of expiring policies.

Operating Revenue

Net Earned Premiums

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Written premiums
Direct	$258,846	$213,842	21%
Assumed	12,655	4,339	192
Ceded	(115,929)	(75,255)	54

Net written premiums	$155,572	$142,926	9%

Earned premiums
Direct	$232,116	$206,768	12%
Assumed	9,325	3,736	150
Ceded	(75,722)	(101,408)	(25)
Earned but unbilled premiums	3,420	1,474	132

Net earned premiums	$169,139	$110,570	53%

Direct written premiums increased $45.0 million, or 21% while direct earned premiums increased $25.3 million, or 12% in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increases in direct written premiums and direct earned premiums were due primarily to the addition of three new niche specialty liability classes and one new underwriter of an existing class in the second quarter of 2007, the opening of the Company’s California and Georgia underwriting offices during the fourth quarter of 2006 and third quarter of 2007, respectively, and the growth in premiums produced by existing underwriting offices during the year ended December 31, 2007.

Assumed written premiums increased $8.3 million, or 192%, and assumed earned premiums increased $5.6 million or 150% for the year ended December 31, 2007 compared to the year ended December 31, 2006. These increases were primarily attributable to the admitted legal liability business written through a fronting insurer and the related increase in the assumed quota share from 30% to 100% on this fronted business.

Ceded written premiums increased $40.7 million, or 54%, and ceded earned premiums decreased $25.7 million, or 25%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Ceded written premiums increased principally due to the increase in direct written premiums, the 50% quota share reinsurance on a portion of the new niche specialty class premiums and the placement of an excess catastrophe reinsurance contract for a portion of the risks underwritten in one of the new specialty niche classes, offset somewhat by purchasing less reinsurance during the year ended December 31, 2007 compared to the year ended

December 31, 2006. Ceded earned premiums decreased primarily due to the termination of the Company’s 2006 50% quota share reinsurance treaties on December 31, 2006 on a “cut-off” basis, resulting in the previously ceded unearned premiums being returned to the Company on that date, so that there were no ceded earned premiums related to the 50% reinsurance treaties during the year ended December 31, 2007.

Earned but unbilled premiums increased $1.9 million, or 132%, primarily due to the recognition of increased audit premium collection experience and growth in net retained earned premiums subject to premium audits.

Commissions and Fees

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$5,361	$5,789	(7)%
Insurance services commissions and fees	11,188	10,903	3

Total commissions and fees	$16,549	$16,692	(1)%

Insurance underwriting commissions and fees decreased $0.4 million or 7% from the year ended December 31, 2006 to the year ended December 31, 2007. This was primarily the result of decreases in commissions on fronted programs. Insurance services commissions and fees, which were principally ARPCO income and not related to premiums produced, increased $0.3 million, or 3%, principally as the result of increased claims handling fees of $0.8 million and increased management fees of $0.2 million offset by decreased brokerage fees income of $0.7 million.

Net Investment Income and Net Realized Gains on Investments

During the year ended December 31, 2007, net investment income earned was $16.3 million, a $6.6 million, or 68%, increase from $9.7 million reported during the year ended December 31, 2006. The increase was primarily due to the increase in invested assets over the period. At December 31, 2007, invested assets were $459.3 million, a $161.5 million or 54% increase over $297.8 million of invested assets at December 31, 2006 due to increases in net written premiums and proceeds from the issuance of Trust Preferred Securities. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expense) was 4.1% and 3.9% at December 31, 2007 and December 31, 2006, respectively. The tax equivalent investment yield was 4.8% and 4.7% at December 31, 2007 and December 31, 2006, respectively. The increase was the result of the higher reinvestment rates offset by increased allocation to municipal securities.

During the year ended December 31, 2007, net realized gains were $0.6 million, a $0.1 million, or 16%, increase over the net realized gain of $0.5 million during the year ended December 31, 2006. The net realized gains were due to mark to market increases of $1.0 million in convertible bonds carried at market in accordance with SFAS 155 offset by net realized losses of $0.4 million on available-for-sale securities.

Operating Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred during the year ended December 31, 2007 increased by approximately $31.9 million, or 57%, over the year ended December 31, 2006. This increase reflects the growth in net exposures applicable to the approximately 53% increase in net earned premiums, and an increase in the accident year loss and loss adjustment expense ratio due to premium rate and loss cost trends, somewhat offset by favorable development of prior years’ reserves of $0.8 million in comparison to unfavorable development of prior years’ reserves during 2006 of $1.1 million.

Other Operating Expenses

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$30,706	$16,358	88%
Ceded reinsurance commissions	(40,443)	(23,507)	72
Other underwriting and operating expenses	54,926	36,965	49

Other operating expenses	$45,189	$29,816	52%

During the year ended December 31, 2007, other operating expenses increased $15.4 million, or 52%, from the year ended December 31, 2006. Amortization of deferred acquisition expenses increased by $14.3 million, or 88%, including a $12.9 million increase related to the approximately $39.6 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 and by an increase of $1.4 million related to remaining net earned premiums during the year ended December 31, 2007. Ceded reinsurance commissions increased $16.9 million, or 72%, principally due to the effect of the return in 2006 of $12.9 million related to the December 31, 2006 reinsurance “cut-off” transaction, the growth in ceded written premiums, and an increase in ceding commission rates offset by the effect of purchasing less quota share reinsurance during 2007. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $18.0 million, or 49%, principally due to an increase of $13.0 million in commissions and other acquisition costs, net of acquisition cost deferrals, and an increase of $5.0 million in general and underwriting expenses during the year ended December 31, 2007.

Interest Expense

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Junior subordinated debentures	$5,012	$1,880	167%
Senior notes	—	14,695	(100)

Total interest expense	$5,012	$16,575	(70)%

Interest expense decreased $11.6 million, or 70%, from 2006 to 2007. This decrease was principally attributable to a decrease of $14.7 million related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $3.1 million increase in interest expense related to the junior subordinated debentures, of which $25.8 million were issued in December 2006 and $20.6 million were issued in September 2007. Interest expense on the junior subordinated debentures included the change in fair value of the interest rate swap on the junior subordinated debentures as discussed in “— Liquidity and Capital Resources.”

Income Taxes

Our effective tax rates were approximately 33.8% and 35.0% for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

The following table summarizes our results for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$110,570	$97,722	13%
Commissions and fees	16,692	26,077	(36)
Net investment income	9,713	6,748	44
Net realized gains on investments	517	220	135

Total Operating Revenues	137,492	130,767	5

Operating Expenses
Losses and loss adjustment expenses, net	56,208	55,094	2
Amortization of intangible assets	1,270	1,166	9
Other operating expenses	29,816	34,100	(13)

Total Operating Expenses	87,294	90,360	(3)

Operating Income	50,198	40,407	24
Interest Expense	16,575	4,935	236

Income Before Income Taxes	33,623	35,472	(5)
Income Taxes	11,754	12,637	(7)

Net Income	$21,869	$22,835	(4)%

Loss Ratio	50.8%	56.4%	(5.6 points )
Underwriting Expense Ratio	16.9%	14.3%	2.6 points

Combined Ratio	67.7%	70.7%	(3.0 points )

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

Ceded written premiums increased $5.0 million, or 7%, and ceded earned premiums increased $52.8 million, or 109%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was due to the increase in premiums produced as well as elections to increase premiums ceded under our current quota share arrangement by 10% to 50% in January 2006. This increase was offset by the return to the Company of $39.6 million in ceded written premiums on December 31, 2006 as a result of the Company’s exercise of its election to terminate expiring quota share reinsurance contracts on a cut-off basis, in accordance with the terms of the reinsurance contracts. The $39.6 million in returned premiums was earned by the Company and reported as net earned premiums during 2007. The time lag between ceded premiums being written and ceded premiums being earned resulted in a more substantial increase in the ceded earned premiums.

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

Net Investment Income and Realized Gains on Investments

During the year ended December 31, 2006, net investment income earned was $9.7 million, a $3.0 million, or 44% increase from $6.7 million reported in the year ended December 31, 2005 primarily due to the increase in invested assets over the period. At December 31, 2006, invested assets were $297.8 million, a $86.8 million or 41% increase over $211.0 million of invested assets at December 31, 2005 due to increases in net written premiums and proceeds from the issuance of trust preferreds. Net investment income earned continued to benefit from higher reinvestment rates as proceeds from maturing bonds were reinvested at currently higher interest rates. The annualized investment yield (net of investment expenses) was 3.9% and 3.5% at December 31, 2006 and December 31, 2005, respectively. The tax equivalent investment yield was 4.7% and 4.1% at December 31, 2006 and December 31, 2005, respectively. The increase was the result of the general increase in market interest rates offset by increased allocation to municipal securities.

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

No dividends were paid to FMFC by our insurance subsidiaries during the years ended December 31, 2007, 2006 or 2005. Our insurance subsidiaries retained all of their earnings in order to support the increase of their written premiums, and we expect this retention of earnings to continue. Our insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of their domiciliary state insurance departments. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2007, FMIC and ANIC may pay dividends in 2008, if declared, of up to $19.0 million without regulatory approval.

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

Cash Flows

Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of preferred stock and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$126,732	$52,890	$52,190
Investing activities	(155,026)	(92,995)	(99,224)
Financing activities	32,391	46,040	51,357

Change in cash and cash equivalents	$4,097	$5,935	$4,323

For 2007, 2006, and 2005, net cash provided by operating activities totaled $126.7 million, $52.9 million, and $52.2 million, respectively, due primarily to cash received on net written premiums, commissions, fees, and investment income less cash disbursed for operating expenses, losses and loss adjustment expenses and income taxes. The increase in cash provided by operating activities during 2007 primarily reflects the increase in net written premiums during 2007 and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006. During 2006, operating cash flow was approximately level with 2005 due to the growth in ceded reinsurance premiums. Cash received on net written premiums for the year ended December 31, 2007 were retained on a “funds withheld” basis in accordance with the Company’s 35% quota share reinsurance contracts, which were reduced to 25% on October 1, 2007, resulting in increased net cash flow provided by operating activities compared to the year ended December 31, 2006.

For 2007, net cash used in investing activities totaled $155.0 million, and was primarily invested in short-term, debt and equity securities. The $62.0 million increase in net cash used in investing activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was a result of $13.6 million less cash available from financing activities, a $73.8 million increase in operating cash flow, and an increase of $4.1 million in change in cash and cash equivalents.

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

For 2007, the $32.4 million of net cash provided by financing activities resulted primarily from the issuance of common stock in a secondary offering discussed below as well as from proceeds from the issuance of trust preferred securities discussed below.

For 2006, the $46.0 million of net cash provided by financing activities for the year ended December 31, 2006 was primarily attributable to the proceeds from our initial public offering, offset by the repurchase of common stock and the retirement of the senior notes.

For 2005, the $51.4 million of net cash provided by financing activities was primarily the result of the issuance of $65.0 million aggregate principal amount of senior notes in August 2005, offset by the repayment of $2.0 million of bank debt, a $5.0 million promissory note and $1.9 million of subordinated capital notes.

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

Secondary offering

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

Junior Subordinated Debentures.  We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $20.6 million of which were issued in September 2007. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At December 31, 2007, the three month LIBOR rate was 5.13%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferrals have been made or are expected.

Credit Facility.  In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At December 31, 2007, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.

Derivative Financial Instruments.  Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At December 31, 2007, we had minimal exposure to credit loss on the interest rate swap agreements.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Contractual payments by period:
Long-term debt	$67,013	$—	$—	$—	$67,013
Interest on long-term debt	156,217	5,496	10,992	10,992	128,737
Operating lease obligations	7,287	1,107	2,499	2,168	1,513
Reserve for losses and loss adjustment expenses	272,365	82,613	108,803	45,941	35,008

Total	$502,882	$89,216	$122,294	$59,101	$232,271

The reserve for losses and loss adjustment expenses payment due by period in the table above are based on the reserve of loss and loss adjustment expenses as of December 31, 2007 and actuarial estimates of expected payout patterns by type of business. As a result, our calculation of the reserve of loss and loss adjustment expenses payment due by period is subject to the same uncertainties associated with determining the level of the reserve of loss and loss adjustment expenses and to the additional uncertainties arising from the difficulty in predicting when claims, including claims that have not yet been incurred but not reported to us, will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors” for a discussion of the uncertainties associated with estimating the reserve for loss and loss adjustment expenses.

The above table includes all interest payments through the stated maturity of the related long-term debt. Variable rate interest obligations are estimated based on interest rates in effect at December 31, 2007, and, as applicable, the variable rate interest included the effects of our interest rate swaps through the expiration of those swap agreements.

Cash and Invested Assets

Our invested assets consist of fixed maturity securities, convertible securities, and money market funds. At December 31, 2007, our investments had a market value of $459.3 million and consisted of the following investments:

	December 31, 2007
	Market	% of
	Value	Portfolio
	(Dollars in thousands)

Money Market Funds	$52,330	11.4%
Treasury Securities	7,410	1.6%
Agency Securities	7,895	1.7%
Corp/Preferred	50,074	10.9%
Municipal Bonds	195,263	42.5%
Asset backed Securities	40,747	8.9%
Mortgages	69,397	15.1%
Convertible Securities	36,161	7.9%
Other	11	0.0%

Total	$459,288	100.0%

The following table shows the composition of the investment portfolio by remaining time to maturity at December 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	22.8%
One to two years	9.1%
Two to three years	16.6%
Three to four years	17.3%
Four to five years	12.2%
Five to seven years	8.3%
More than seven years	13.7%

Total	100.0%

The primary goals of our investment portfolio are to:

•	accumulate and preserve capital;

•	assure proper levels of liquidity;

•	optimize total after tax return subject to acceptable risk levels;

•	provide an acceptable and stable level of current income; and

•	approximate duration match between investments and our liabilities.

In keeping with these goals, we maintain an investment portfolio consisting primarily of high grade fixed income securities. Our investment policy is developed by the investment committee of the board of directors and is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject.

We have structured our investment policy to manage the various risks inherent in achieving our objectives. Credit-related risk is addressed by limiting minimum weighted-average portfolio credit quality to AA. Per issue credit limits have been set to limit exposure to single issue credit events. With the exception of convertible securities, which according to our investment policy may comprise up to 20% of our portfolio, all investments must be rated investment grade at the time of purchase with no more than 30% of the aggregate portfolio held in BBB rated securities. In addition, the convertible sector of the portfolio must maintain a weighted average credit quality of investment grade. Interest rate risk or duration risk management was tied to the duration of the liability reserves. The effective duration of the portfolio as of December 31, 2007 is approximately 3.0 years and the tax-effected duration is 2.6 years. Excluding cash and convertible securities, the portfolio duration and tax-effected duration are 3.5 years and 3.1 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.1% and 3.9% for December 31, 2007 and December 31, 2006, respectively. The tax equivalent investment yield was 4.8% and 4.7% at December 31, 2007 and December 31, 2006, respectively. The increase was the result of higher reinvestment yields on new purchases versus maturing bonds offset somewhat by increased allocation to municipal securities. Our investment policy establishes diversification requirements across various fixed income sectors including governments, agencies, mortgage and asset backed securities, corporate bonds, preferred stocks, municipal bonds and convertible securities. Although our investment policy allows for investments in equity securities, we virtually have no current exposure nor have any current plans to add exposure to equities. Convertible securities are utilized as a means of achieving equity exposure with lower long-term volatility than the broad equity market while having the added benefit of being treated as bonds from a statutory perspective.

We utilize four investment managers, each with its own specialty. Each of these managers has authority and discretion to buy and sell securities subject to guidelines established by our investment committee. Management monitors the investment managers as well as our investment results with the assistance of an investment advisor that has been advising us since early 1990. Our investment advisor is independent of our investment managers and the funds in which we invest. Each manager is measured against a customized benchmark on a monthly basis. Investment performance and market conditions are continually monitored. The investment committee reviews our investment results quarterly.

The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at December 31, 2007. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2007 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	76.3%
AA	8.0%
A	9.2%
BBB	5.0%
BB	1.2%
B	0.2%
CCC	0.1%
NR	0.0%

Total	100.0%

Within Mortgages, the Company invests in residential collateralized mortgage obligations (“CMO”) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does not purchase residual interests in CMO’s.

At December 31, 2007, the Company held CMO’s classified as available-for-sale with a fair value of $24.4 million. Approximately 60.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by government sponsored enterprises (“GSE”) such as GNMA, FNMA or FHLMC. In addition, at December 31, 2007, the Company held $36.6 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.

The Company held commercial mortgage-backed securities (“CMBS”) of $26.0 million, of which 83.0% are pre-2006 vintage, at December 31, 2007. The average subordination of our CMBS portfolio was 31.0% and comprised mainly of super senior structures. The average loan to value ratio at origination was 68.0%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.2 million and $2.8 million at December 31, 2007, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on all of these securities and obligations held by the Company at December 31, 2007 was AAA.

The Company’s fixed maturity investment portfolio at December 31, 2007 included securities issued by numerous municipalities with a total carrying value of $195.3 million. Approximately $36.9 million, or 18.9%, were pre-refunded (escrowed with Treasuries). Approximately $102.5 million, or 52.5%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance generally results in a rating of AAA being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $102.5 million of insured municipal securities in the Company’s investment portfolio at December 31, 2007, approximately 98.8% were rated at A- or above, and approximately 68.1% were rated at AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at December 31, 2007. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.

Cash and cash equivalents consisted of cash on hand of $18.4 million at December 31, 2007.

At December 31, 2007 the total unrealized loss of all impaired securities totaled $1.8 million. This represents approximately 0.4% of year end invested assets of $459.3 million. This unrealized loss position is the function of the purchase of specific securities in a lower interest rate environment than what prevails as of December 31, 2007. Some of these losses are due to the increase in spreads of select corporate bonds. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the fixed income portfolio excluding cash and convertible securities is approximately 3.5 years. We expect to hold the majority of these temporarily impaired securities until maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are inconsequential. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we do not have the intent and ability to hold these securities until they mature or recover in value.

Below is a table that illustrates the unrecognized impairment loss by sector. The rise in interest rates was the primary factor leading to impairment. All asset sectors were affected by the overall increase in rates as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of Impairment
Sector	at December 31, 2007
(Dollars in thousands)

Debt Securities
U.S. government securities	$—
Government agency mortgage-backed securities	(57)
Government agency obligations	(2)
Collateralized mortgage obligations and other
asset-backed securities	(362)
Obligations of states and political subdivisions	(422)
Corporate bonds	(819)

Total Debt Securities	(1,662)
Preferred stocks	(178)

Total	$(1,840)

The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The vast majority of our unrecognized impairment losses are investment grade and “AAA” or “AA” rated. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.

The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 2.3% as of December 31, 2007.

	% of Total	Total		Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Total Loss	as% of Amortized Cost	> 12 Months
	(Dollars in thousands)

Non Investment Grade	—%	$—	$—	—%	—%
Investment Grade	100.0	81,391	(1,840)	2.3	62.4

Total	100.0%	$81,391	$(1,840)	2.3%	62.4%

All securities trading at a loss are investment grade. The majority of these securities are “AAA” or “AA” rated. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.

The largest concentration of temporarily impaired securities is Corporate bonds at approximately 44.5% of the total loss. These securities are highly rated and have been affected primarily by the current interest rate environment. The next highest concentration of temporarily impaired securities is obligations of states and political subdivisions at 22.9% of the total loss. These issues have been affected as well by the overall level of interest rates. The next highest concentration of temporarily impaired securities is Collateralized mortgage obligations and other asset-backed securities at 19.7% followed by Preferred stocks at 9.7% of the total loss, Government agency mortgage-backed securities at 3.1% of the total loss, and lastly Government agency obligations at 0.1%. These unrealized losses are due to the rise in rates as well.

For the year ended December 31, 2007, we sold approximately $15.1 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 1.5% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.

Deferred Policy Acquisition Costs

We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the year ended December 31, 2007, $11.8 million of the costs were deferred. Deferred policy acquisition costs totaled $14.3 million, or 20.2% of unearned premiums (net of reinsurance), at December 31, 2007.

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

Our reserves consist of reserves for property and liability losses, consistent with the coverages provided for in the insurance policies directly written or assumed by us under reinsurance contracts. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process, requiring the use of informed estimates and judgments. Our loss and loss adjustment expense reserves do not represent an exact measurement of liability, but are estimates. Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions and may, in fact, vary significantly from our assumptions. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We continually review our estimates and adjust them as we believe appropriate as our experience develops or new information becomes known to us. Such adjustments are included in current results of operations. For a further discussion of how we determine our loss and loss adjustment expense reserves and the uncertainty surrounding those estimates, see “— Critical Accounting Policies — Loss and Loss Adjustment Expense Reserves”.

Reconciliation of Unpaid Losses and Loss Adjustment Expenses

We establish a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following table represents changes in our aggregate reserves during 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)

Balance, January 1	$191,013	$113,864	$68,699
Less reinsurance recoverables	66,926	21,869	5,653

Net balance, January 1	124,087	91,995	63,046

Incurred related to
Current year	88,911	55,090	36,052
Prior years	(838)	1,118	19,042

Total incurred	88,073	56,208	55,094

Paid related to
Current year	4,432	1,605	2,119
Prior years	26,807	22,511	24,026

Total paid	31,239	24,116	26,145

Net balance, December 31	180,921	124,087	91,995
Plus reinsurance recoverables	91,444	66,926	21,869

Balance, December 31	$272,365	$191,013	$113,864

During 2007, the Company experienced $0.8 million of favorable development in net prior accident year reserves.

Favorable development in our security general liability classes was $0.9 million, consisting of $3.7 million in favorable development in accident years 2002-2006, and unfavorable development of $2.8 million in accident years 2000-2001. The favorable development in accident years 2002-2006 was primarily in accident year 2006 as a result of lower than expected frequency, severity, and incurred losses and loss adjustment expenses. The unfavorable development in 2000-2001 was due to increases in case reserves on a small number of high severity claims based on obtaining new information.

Unfavorable development in our specialty general liability classes was $0.6 million, consisting of $7.6 million in favorable development in the 2006 accident year, and unfavorable development of $8.2 million principally in accident years 2003-2005. The favorable development in accident year 2006 was due to lower than expected frequency, severity, and incurred losses and loss adjustment expenses. The unfavorable development in 2003-2005 included three late reported claims received in the fourth quarter of 2007 for catastrophe (Hurricane Rita) and thunderstorm related losses. These claims are being contested by lawsuit and involve severe property damage to commercial buildings in Port Arthur, Texas. The unfavorable development was also due to increases in case reserves on a small number of high severity claims based on obtaining new information. In addition, these factors caused related increases in estimates of incurred but not reported losses.

Favorable development in unallocated loss adjustment expenses was $0.5 million across multiple accident years.

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

During 2005, we experienced adverse development in the loss and loss adjustment expense reserves for accident years 2000 through 2002, with respect to policies written for security classes, especially in the safety equipment installation and service class. The prior year reserve development occurred due to new information which emerged during 2005 on a small number of complex high severity cases, causing increased net case reserve valuations or loss and loss adjustment expense payments of $7.4 million that were not anticipated in our prior years’ IBNR reserve estimates. This development was inconsistent with our historical loss and loss and loss adjustment expense reporting patterns. Our historic reporting patterns for this class generally reflect minimal development beyond the fourth year of maturity. The loss development on policies written during 1999 to 2001 has been volatile, and more slowly developing, compared to expectations based on our historic loss emergence patterns that are associated with the same classes of policies. The overall loss experience on these policies has been significantly worse than our insurance subsidiaries’ historic experience on policies written both before and after this period. In response to the adverse loss development in 2005, we increased our reserves applicable to prior accident years for security classes by approximately $12.8 million during 2005.

Our loss experience on policies that we wrote for the safety equipment installation and service class during 1999 to 2001 has been significantly worse than on policies written for other security classes, with an average loss and loss adjustment expense ratio of approximately 194% during those accident years. We have written the safety equipment class throughout our history on a profitable basis, and we expanded our writings in this class dramatically from 1999 through 2001, primarily through writing new policies for former customers of several competitors who exited the property casualty markets during that period. Our underwriters relied on loss history data provided by the former competitors and increased premium rates accordingly on these policies, and we expected the new policies to be profitable.

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

As a result of these actions, net incurred losses and loss adjustment expenses and the net incurred loss ratios and frequency of losses for the 2003 to 2007 accident years on policies written for security classes have improved significantly in comparison to the 1999 to 2002 accident years, which resulted in overall improved calendar year loss ratios from 2003 through 2007.

In addition, during 2005 we increased our reserves applicable to policies written for other specialty classes by approximately $6.2 million, principally as a result of using updated industry loss development factors, which became available to us during 2005, in the calculations of ultimate expected losses and reserves on those classes. These updated factors indicate that losses are expected to emerge more slowly than what was reflected in the previous industry development factors that we used. We began writing for other specialty classes in 2000 and have seven years or less of our own historical loss experience for these classes. Consequently, we have relied significantly on industry development factors in our reserve estimates. As our historical experience increases, we give more weight to our own experience and reduce the amount of weight given to industry experience in our reserve estimates.

From 2000 through 2004, we had used an earlier set of available industry development factors from a study published in 2000 for other specialty classes. We adopted the industry development factors that became available during 2005 because they reflected more recent industry experience, were separated into losses and loss adjustment expenses and in more class and coverage limit segments that aligned more closely with our classifications and coverage limits, and were more closely aligned with our actual emerging experience. The increases and decreases in incurred losses related to prior accident years primarily resulted from differences in actual versus expected loss development.

Loss Development.  Below is a table showing the development of our reserves for unpaid losses and loss adjustment expenses for us for report years 1997 through 2007. The table portrays the changes in the loss and loss adjustment expenses reserves in subsequent years relative to the prior loss estimates based on experience as of the end of each succeeding year, on a GAAP basis.

The first line of the table shows, for the years indicated, the net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 1997 it was estimated that $37.7 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 1997, whether reported or unreported to our insurance subsidiaries.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $37.7 million was re-estimated to be $22.2 million at December 31, 2007. The increase/decrease from the original estimate would generally be a combination of factors, including:

•	reserves being settled for amounts different from the amounts originally estimated;

•	reserves being increased or decreased for individual claims that remain open as more information becomes known about those individual claims; and

•	more or fewer claims being reported after December 31, 1997 than had been reported before that date.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means that the original estimate was higher than the current estimate for reserves; a deficiency means that the current estimate is higher than the original estimate for reserves. For example, because the reserves established as of December 31, 1997 at

$37.7 million were reestablished at December 31, 2007 at $22.2 million, it was re-estimated that the reserves which were established as of December 31, 1997 included a $15.5 million redundancy.

The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $37.7 million as of December 31, 1997 by December 31, 2007 (ten years later) $22.0 million actually had been paid in settlement of the claims which pertain to the reserve as of December 31, 1997.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

ANIC’s reserves averaged approximately 12% of our total reserves for each year in the ten year period ended December 31, 2007. From 1997 through 2001, ANIC’s reserves were primarily applicable to ANIC’s non-standard personal auto and commercial multi-peril business lines, which were discontinued in 2001. Beginning in 2002, ANIC’s reserves were derived primarily from its assumed quota share of a portion of the premiums produced by CoverX.

Analysis of Unpaid Loss and Loss Adjustment Expense Development

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)

Net reserve for unpaid losses and loss adjustment expenses	$37,714	$32,023	$31,561	$34,498	$46,617	$54,507	$56,644	$63,046	$91,995	$124,087	$180,921
Net reserves re-estimated at December 31:
One year later	33,364	27,286	27,926	34,677	47,744	56,023	58,342	82,087	93,113	123,249
Two years later	28,801	21,363	26,967	35,789	52,212	61,968	78,214	83,844	103,335
Three years later	22,877	19,030	27,932	37,774	59,665	81,339	80,314	91,733
Four years later	21,824	19,367	28,108	40,026	73,785	83,624	85,751
Five years later	22,148	18,892	28,770	45,470	76,375	87,750
Six years later	21,482	18,917	30,219	47,769	79,763
Seven years later	21,677	19,605	30,478	48,365
Eight year later	22,255	19,541	30,009
Nine years later	22,226	19,347
Ten years later	22,248
Cumulative redundancy (deficiency) on net reserves	15,466	12,676	1,552	(13,867)	(33,146)	(33,243)	(29,107)	(28,687)	(11,340)	838
Cumulative amount of net liability paid through December 31:
One year later	8,224	5,810	7,855	9,791	13,999	18,757	19,955	24,025	22,511	26,743
Two years later	12,975	10,737	14,063	19,060	30,603	37,249	40,487	42,835	44,471
Three years later	16,435	13,303	19,856	27,724	43,950	55,262	55,297	57,936
Four years later	18,198	15,918	24,039	33,839	56,471	66,215	64,799
Five years later	19,886	17,382	26,900	38,525	64,331	72,886
Six years later	20,657	18,198	28,328	43,065	68,985
Seven years later	21,223	18,583	28,996	44,894
Eight year later	21,584	18,924	29,175
Nine years later	21,960	19,083
Ten years later	22,046
Gross reserves — end of year	45,221	37,653	36,083	36,150	48,143	59,449	61,727	68,699	113,864	191,013	272,365
Reinsurance recoverable on unpaid losses	7,507	5,630	4,522	1,652	1,526	4,942	5,083	5,653	21,869	66,926	91,444

Net reserves — end of year	37,714	32,023	31,561	34,498	46,617	54,507	56,644	63,046	91,995	124,087	180,921
Gross reserves — re-estimated at 12/31/07	29,546	26,792	34,309	50,681	82,374	95,706	93,446	99,958	127,900	189,723
Reinsurance recoverable on unpaid losses — re-estimated at 12/31/07	7,298	7,445	4,300	2,316	2,611	7,956	7,695	8,225	24,565	66,474

Net reserves — re-estimated at 12/31/07	22,248	19,347	30,009	48,365	79,763	87,750	85,751	91,733	103,335	123,249
Cumulative redundancy (deficiency) on gross reserves	15,675	10,861	1,774	(14,531)	(34,231)	(36,257)	(31,719)	(31,259)	(14,036)	1,290

Factors contributing to the reserve development in the preceding table are as follows:

During 1997 and 1998, our insurance subsidiaries experienced significant favorable development of their reserves, reflecting redundancies in both years. This development was significantly influenced by the police and public officials classes of business which FMIC’s predecessor organization, First Mercury Syndicate (“FMS”) began writing in 1991, and FMIC stopped writing in 1996. Early reported losses and loss adjustment expense emergence in those classes was worse than industry experience, and estimated ultimate losses and loss adjustment expenses and related reserves were based on a continuation of the adverse trend and use of industry development factors. In addition, FMS’s loss and loss adjustment experience data only went back to FMS’s formation in 1985, so greater weight was given to industry data compared to our claims experience in establishing IBNR. As our policies in the accident years matured, the loss trends moderated and ultimate losses and loss adjustment expenses emerged lower than the industry data indications.

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

During 2007, the Company experienced approximately $0.8 million of favorable development in net prior year reserves primarily in the 2006 accident year due to lower than expected loss and allocated loss adjustment expense emergence, offset by unfavorable development on 2000 to 2005 accident years’ reserves.

Because the loss table above is prepared on a reported year basis, the $11.3 million and $14.0 million in unfavorable net reserve and gross reserve development, respectively, on the December 31, 2005 net and gross reported reserves appears in the applicable reported year that coincides with the related accident years affected and is repeated in each subsequent year through 2006.

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

On December 31, 2006 we elected the cut-off termination option available to us on the expiration of our 50% quota share contracts expiring that day in accordance with the termination provisions of these quota share contracts. As a result, we effectively eliminated the 50% quota share reinsurance on the $39.6 million unearned premiums as of December 31, 2006 that had been ceded prior to contract expiration. This amount of previously ceded net unearned premium reserve was returned to the Company as a result of the cut-off termination election and reported in the Company’s net earned premiums for the year ended December 31, 2007.

During the first four months of 2007, we maintained a 35% quota share on the majority of our business other than our legal professional liability class, for which we maintained a variable 70% to 85% quota share, and our umbrella policies, for which we maintain a 90% quota share. On May 1, 2007, we amended our 35% quota share reinsurance treaties to include the legal professional liability class. On October 1, 2007, we exercised the reset provision in our 35% quota share reinsurance treaties to increase our retention to 75%.

Effective January 1, 2008, we purchased 10% quota share reinsurance to replace the expiring 35% quota share reinsurance, which, as stated above, was reduced to 25% on October 1, 2007, for policies issued with effective dates beginning January 1, 2008. In 2007, we also maintained two 50% quota share reinsurance treaties for our hospitality and employer general liability classes. Our excess of loss reinsurance is used to limit our maximum exposure per claim occurrence. We maintained a $0.5 million excess of $0.5 million per occurrence (Primary Security and Specialty General Liability) and $1.5 million excess of $0.5 million per occurrence (Legal Professional Liability) coverage through December 31, 2007, and we have purchased $0.5 million excess of $0.5 million per occurrence (Primary Security and Specialty General Liability) and $1.5 million excess of $0.5 million per occurrence coverage (Legal Professional Liability) for 2008. In addition, we maintained $0.7 million excess of $0.3 million per occurrence coverage for a portion of the risks in our hospitality class. On April 1, 2007, we extended the 90% quota share reinsurance applicable to umbrella policies through March 31, 2008.

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

The following table illustrates our direct written premiums and ceded for the years ended December 31, 2007, 2006 and 2005:

	Direct Written Premiums and Premiums Ceded
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Direct written premiums	$258,846	$213,842	$168,223
Ceded written premiums	(115,929)	(75,255)	(70,195)

Net written premiums	$142,917	$138,587	$98,028

Ceded written premiums as percentage of direct written premiums	44.8%	35.2%	41.7%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Ceded written premiums	$115,929	$75,255	$70,195
Ceded premiums earned	75,722	101,408	48,571
Losses and loss adjustment expenses ceded	35,363	53,237	20,962
Ceding commissions	27,351	30,763	14,805

Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $33.9 million net cash paid for the year ended December 31, 2007 compared to net cash paid of $48.7 million for the year ended December 31, 2006. We paid approximately $48.4 million for the year ended December 31, 2005.

The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On December 31, 2007, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On December 31, 2007, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

On December 31, 2007 and December 31, 2006, FMFC had a net amount of recoverables from reinsurers of $157.6 million and $99.6 million, respectively, on a consolidated basis. The following is a summary of our insurance subsidiaries’ net reinsurance recoverables by reinsurer:

		Net Amount	Net Amount
		Recoverable as of	Recoverable as of
	A.M.	December 31,	December 31,
	Best Rating	2007	2006
	(Dollars in thousands)

ACE Property & Casualty Insurance Company	A+	$80,267	$69,093
Swiss Reinsurance America Corporation	A+	52,887	18,010
American Constantine Insurance Company	NR	6,239	—
Platinum Underwriters Reinsurance, Inc.	A	3,111	5,883
Other	(1)	15,056	6,632

Total		$157,560	$99,618

(1)	- substantially all other reinsurers carry an A.M. Best rating of “A” and above.

American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The net amount of recoverables from ACIC at December 31, 2007 is fully collateralized by a grantor trust and irrevocable letter of credit.

The reinsurance market moves in pricing cycles which are correlated with the primary insurance market. Thus, after experiencing adverse reserve development due to inadequate pricing during the soft market, the amount of capacity in the reinsurance market has decreased. This has in turn placed upward pressure on reinsurance prices and restricted terms.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning January 1, 2008. The adoption of SFAS 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements except for the required disclosures related to the fair value of certain financial assets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the adoption of the standard.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123(R). SAB 110 is effective for us beginning January 1, 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

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

We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB — ” or higher by Standard & Poor’s. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a variety of tools and analysis as part of this process. If a security is rated “BBB — ” or higher by Standard & Poor’s at the time that we purchase it and is then downgraded below “BBB — ” while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A−” or better. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. In addition, we continually monitor rating downgrades involving any of our reinsurers. At December 31, 2007, all but one insignificant reinsurance contract was with companies with A.M. Best ratings of “A” or better.

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

The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities and stockholders’ equity:

			Hypothetical
			% Increase
	Estimated	Estimated	(Decrease) In
	Fair	Change in	Fair	Stockholders’
	Value	Fair Value	Value	Equity
	(Dollars in thousands)

100 basis point increase	$447,395	$(11,893)	(2.6)%	(3.4)%
50 basis point increase	453,342	(5,946)	(1.3)%	(1.7)%
No change	459,288	—	—	—
50 basis point decrease	465,234	5,946	1.3%	1.7%
100 basis point decrease	471,179	11,893	2.6%	3.4%

At December 31, 2007, our convertible securities had a total fair value of $36.2 million. A hypothetical 10% increase in the fair value of the underlying equity securities could increase the fair value to $38.7 million and increase stockholders’ equity by 0.7%. Alternatively, a 10% decrease in the fair value of the underlying equity securities could decrease the fair value to $34.2 million and decrease stockholders’ equity by 0.6%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 (Successor Company), for the period August 17, 2005 through December 31, 2005 (Successor Company), and for the period January 1, 2005 through August 16, 2005 (Predecessor Company). We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mercury Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 (Successor Company), for the period August 17, 2005 through December 31, 2005 (Successor Company), and for the period January 1, 2005 through August 16, 2005 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, controlling ownership of the predecessor company was acquired in a purchase transaction as of August 17, 2005. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the successor company are not comparable to those of the predecessor company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Troy, Michigan
March 12, 2008

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands, except share and per
	share data)

ASSETS
Investments
Debt securities	$402,418	$260,323
Equity securities and other	4,529	3,184
Short-term	52,341	34,334

Total Investments	459,288	297,841
Cash and cash equivalents	18,432	14,335
Premiums and reinsurance balances receivable	38,278	46,090
Accrued investment income	4,481	2,931
Accrued profit sharing commissions	14,220	7,735
Reinsurance recoverable on paid and unpaid losses	96,995	69,437
Prepaid reinsurance premiums	52,718	10,377
Deferred acquisition costs	14,257	18,452
Intangible assets, net of accumulated amortization	36,651	37,878
Other assets	11,964	7,857

Total Assets	$747,284	$512,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$272,365	$191,013
Unearned premium reserves	123,469	91,803
Long-term debt	67,013	46,394
Funds held under reinsurance treaties	35,799	—
Reinsurance payable on paid losses	3,958	2,877
Premiums payable to insurance companies	2,163	728
Deferred federal income taxes	217	1,642
Accounts payable, accrued expenses, and other liabilities	12,920	5,738

Total Liabilities	517,904	340,195

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,972,353 and 17,330,831 shares	180	174
Paid-in-capital	165,836	153,600
Accumulated other comprehensive income (loss)	1,177	(761)
Retained earnings	62,187	20,323
Treasury stock; 0 and 92,500 shares	—	(598)

Total Stockholders’ Equity	229,380	172,738

Total Liabilities and Stockholders’ Equity	$747,284	$512,933

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Successor			Predecessor
	Year Ended	Year Ended	August 17 to	January 1 to
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands, except share and per share data)

Operating Revenue
Net earned premiums	$169,139	$110,570	$40,146	$57,576
Commissions and fees	16,549	16,692	12,428	13,649
Net investment income	16,295	9,713	2,629	4,119
Net realized gains (losses) on investments	602	517	278	(58)

Total Operating Revenues	202,585	137,492	55,481	75,286

Operating Expenses
Losses and loss adjustment expenses, net	88,073	56,208	27,022	28,072
Amortization of deferred acquisition expenses	30,706	16,358	7,954	12,676
Underwriting, agency and other expenses	14,483	13,458	5,712	7,758
Amortization of intangible assets	1,227	1,270	434	732

Total Operating Expenses	134,489	87,294	41,122	49,238

Operating Income	68,096	50,198	14,359	26,048
Interest Expense	4,453	16,615	3,980	1,519
Change in Fair Value of Derivative Instruments	559	(40)	(334)	(230)

Income Before Income Taxes	63,084	33,623	10,713	24,759
Income Taxes	21,353	11,754	4,001	8,636

Net Income	$41,731	$21,869	$6,712	$16,123

Net Income Per Share:
Basic	$2.36	$2.74	$1.30	$1.12

Diluted	$2.25	$1.58	$0.56	$0.80

Weighted Average Shares Outstanding:
Basic	17,710,080	6,907,905	4,146,045	12,536,224

Diluted	18,551,362	13,831,649	12,044,004	20,093,596

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)

Predecessor:
Balance, December 31, 2004	$125	$48,030	$359	$43,744	$(629)	$91,629
Stock-based compensation expense	—	76	—	—	—	76
Comprehensive Income
Net Income	—	—	—	16,123	—	16,123
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $516	—	—	(959)	—	—	(959)
Less reclassification adjustment for losses included in net income, net of tax of ($21)	—	—	38	—	—	38

Total other comprehensive loss	—	—	—	—	—	(921)

Total comprehensive income	—	—	—	—	—	15,202

Balance, August 16, 2005	$125	$48,106	$(562)	$59,867	$(629)	$106,907

Sucessor:
Common stock issued on August 17, 2005 (reflects the new basis of 4,141,454 common shares in connection with the acquisition)	$41	$101,706	$—	$—	$—	$101,747
Predecessor basis adjustment	—	(42,912)	—	—	—	(42,912)
Exercise of stock options	1	63	—	—	—	64
Comprehensive Income
Net Income	—	—	—	6,712	—	6,712
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $594	—	—	(1,103)	—	—	(1,103)
Less reclassification adjustment for gains included in net income, net of tax of $98	—	—	(181)	—	—	(181)

Total other comprehensive loss	—	—	—	—	—	(1,284)

Total comprehensive income	—	—	—	—	—	5,428

Balance, December 31, 2005	42	58,857	(1,284)	6,712	—	64,327
Common stock issued, net of issuance costs	112	173,549	—	—	—	173,661
Preferred stock converted to common stock	64	(64)	—	—	—	—
Exercise of stock options	3	458	—	—	—	461
Stock-based compensation expense	—	753	—	—	—	753
Common stock repurchased	(47)	(79,953)	—	—	(598)	(80,598)
Dividends paid on convertible preferred stock	—	—	—	(8,258)	—	(8,258)
Comprehensive income:
Net income	—	—	—	21,869	—	21,869
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($2)	—	—	4	—	—	4
Change in fair value of interest rate swap, net of tax of $7	—	—	(12)	—	—	(12)
Less reclassification adjustment for losses included in net income, net of tax of ($286)	—	—	531	—	—	531

Total other comprehensive income	—	—	—	—	—	523

Total comprehensive income	—	—	—	—	—	22,392

Balance, December 31, 2006	174	153,600	(761)	20,323	(598)	172,738
Common stock issued, net of issuance costs	7	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155, net of tax of $72	—	—	(133)	133	—	—
Stock-based compensation expense	—	1,068	—	—	—	1,068
Common stock repurchased	—	—	—	—	(477)	(477)
Retirement of treasury stock	(1)	(1,074)	—	—	1,075	—
Comprehensive income:
Net income	—	—	—	41,731	—	41,731
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($1,317)	—	—	2,446	—	—	2,446
Change in fair value of interest rate swap, net of tax of $329	—	—	(612)	—	—	(612)
Less reclassification adjustment for losses included in net income, net of tax of ($128)	—	—	237	—	—	237

Total other comprehensive income	—	—	—	—	—	2,071

Total comprehensive income	—	—	—	—	—	43,802

Balance, December 31, 2007	$180	$165,836	$1,177	$62,187	$—	$229,380

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor			Predecessor
	Year Ended	Year Ended	August 17 to	January 1 to
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Cash Flows from Operating Activities
Net Income	$41,731	$21,869	$6,712	$16,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,124	6,393	915	1,107
Realized (gains) losses on investments	(602)	(517)	(278)	58
Deferrals of acquisition costs, net	4,195	(8,752)	127	(756)
Deferred income taxes	(1,425)	(288)	(1,757)	(1,512)
Stock-based compensation expense	1,068	753	—	76
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	7,812	(28,516)	(938)	203
Accrued investment income	(1,550)	(837)	(4)	(335)
Receivable from related entity	(25)	1,865	(1,196)	23
Accrued profit sharing commissions	(6,485)	1,872	(3,911)	(2,206)
Reinsurance recoverable on paid and unpaid losses	(27,558)	(46,954)	(5,569)	(10,817)
Prepaid reinsurance premiums	(42,341)	26,503	(7,591)	(14,397)
Loss and loss adjustment expense reserves	81,352	77,149	21,710	23,455
Unearned premium reserves	31,666	7,327	6,698	25,294
Funds held under reinsurance treaties	35,799	—	—	—
Reinsurance payable on paid losses	1,081	(2,548)	195	146
Premiums payable to insurance companies	1,435	(2,447)	(1,273)	470
Trust preferred investments, including deferred costs	(1,024)	(1,055)	—	—
Other	(521)	1,073	(3,891)	5,309

Net Cash Provided By Operating Activities	126,732	52,890	9,949	42,241

Cash Flows From Investing Activities
Cost of short-term investments acquired	(446,506)	(298,673)	(52,039)	(158,285)
Proceeds from disposals of short-term investments	428,499	289,351	50,038	152,197
Cost of debt and equity securities acquired	(202,047)	(165,691)	(32,292)	(98,222)
Proceeds from debt and equity securities	69,380	89,249	23,917	72,746
Change in receivable from stockholders	—	322	(327)	(750)
Acquisition, net of cash acquired	—	(6,351)	(55,297)	(245)
Cost of fixed asset purchases	(4,352)	(1,202)	(348)	(317)

Net Cash Used In Investing Activities	(155,026)	(92,995)	(66,348)	(32,876)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	12,249	173,661	—	—
Stock issued on stock options exercised	—	461	64	—
Issuance of senior notes, net of debt issuance costs	—	—	60,208	—
Repayment of senior notes	—	(65,000)	—	—
Purchase of treasury stock	(477)	(80,598)	—	—
Payment of shareholder dividend	—	(8,258)	—	—
Issuance of long-term debt	20,619	25,774	—	—
Net decrease in other debt	—	—	(6,915)	(2,000)

Net Cash Provided By (Used In) Financing Activities	32,391	46,040	53,357	(2,000)

Net Increase (Decrease) In Cash and Cash Equivalents	4,097	5,935	(3,042)	7,365
Cash and Cash Equivalents, beginning of period	14,335	8,400	11,442	4,077

Cash and Cash Equivalents, end of period	$18,432	$14,335	$8,400	$11,442

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,863	$12,883	$1,938	$1,712
Income taxes	$24,165	$9,265	$8,049	$6,675

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

In October 2006, the Company completed its initial public offering of common stock (see Note 12). Immediately preceding the initial public offering, First Mercury Holdings, Inc. (“Holdings”), formed to complete the $65.0 million Senior Floating Rate Note offering and purchase transaction discussed below and in Note 2, was merged into First Mercury Financial Corporation (“FMFC”) with FMFC the surviving entity.

The consolidated financial statements include the results of FMFC and its subsidiaries. FMFC’s subsidiaries are First Mercury Insurance Company (“FMIC”), All Nation Insurance Company (“ANIC”), CoverX Corporation (“CoverX”), Quantum Direct Service Corporation (“QDSC”), Questt Agency, Inc. (“Questt”), First Mercury Emerald Insurance Services, Inc. (“FM Emerald”) (formerly Quantum Insurance Agency, Inc. (“QIA”)), Van-American Insurance Services, Inc. (“VAIS”) and ARPCO Holdings, Inc. and its subsidiaries (“AHI”), collectively referred to as “the Company.” All significant intercompany transactions have been eliminated upon consolidation. Minority interest in consolidated subsidiaries is insignificant and is reflected as part of other liabilities and other expenses.

FMIC, an “A−” rated company as determined by A.M. Best, is domiciled in the State of Illinois and is eligible to write general liability insurance in 51 states or jurisdictions. FMIC writes general liability insurance coverage placed by CoverX, and cedes portions of this business to both ANIC and unaffiliated insurance companies.

ANIC, an “A−” rated company as determined by A.M. Best, is domiciled in the State of Minnesota, is licensed in 15 states, and assumes the same general liability insurance coverage placed by CoverX from FMIC.

CoverX (incorporated in the State of Michigan) is a wholesale insurance agency producing commercial lines (primarily general liability) business on primarily an excess and surplus lines basis for non-affiliated insurers and for FMIC and ANIC. VAIS (incorporated in the State of Alabama) is an inactive retail and wholesale insurance agency.

FM Emerald (incorporated in the State of Texas) is a wholesale insurance agency producing commercial lines business on primarily an excess and surplus lines basis for CoverX via a producer agreement.

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

The consolidated financial statements also include earnings on investment in First Mercury Capital Trusts I, II, III and IV; wholly-owned, unconsolidated subsidiaries of the Company (see Note 7).

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

This transaction, more fully described in Note 2, was accounted for as a purchase and resulted in a new basis of accounting on August 17, 2005. The financial statements for the period August 17, 2005 through December 31, 2006 are those of the Successor Company. The financial statements for periods prior to August 17, 2005 are those of the Predecessor Company. As a result, the financial statements including and after August 17, 2005 are not comparable to those prior to that date.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which vary in certain respects from statutory accounting principles followed in reporting to insurance regulatory authorities (see Note 15 for a description of such differences).

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

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments or an increase in the Company’s interest expense due on its long-term debt. The Company mitigates this risk related to investments by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 2007 and 2006, the estimated market value of the Company’s bond portfolio was lower than its cost. The Company mitigates this risk related to its floating rate junior subordinated debentures by entering into interest rate swap agreements, which fix the interest rate on long-term debt (see Note 8).

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

Investments

The Company’s marketable investment securities, including short-term investments (money market accounts) held in our investment portfolio, are classified as available-for-sale, and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception of this rule relates to investments with embedded derivatives, primarily convertible debt securities (see “Hybrid Instruments”).

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

Hybrid Instruments

On January 1, 2007, the Company elected to adopt the fair value provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for all of its convertible securities which were previously accounted for as embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company adopted SFAS 155 in order to simplify the accounting for these convertible securities. SFAS No. 155 permits entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. The changes in fair value related to the designated hybrid instruments are recorded into earnings in realized gains/losses.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Components of intangible assets at December 31, 2007 and 2006 consist of the following:

				December 31,
				2007	2006
			Gross
	Estimated	Amortization	Carrying
	Useful Life	Method	Amount	Accumulated Amortization
	(Dollars in thousands)

Amortizing intangible assets
ARPCO contracts	15	Straight-line	$8,390	$1,329	$769
CoverX customer list	10	Cash flow	2,733	649	376
CoverX broker relationships	10	Straight-line	1,352	321	186
Non-compete agreements	4	Straight-line	863	512	297
Software license	10	Straight-line	432	103	59

Total amortizing intangible assets			$13,770	$2,914	$1,687

Non-amortizing intangible assets
CoverX trade name	Indefinite	n/a	22,055	n/a	n/a
FMIC & ANIC state licenses	Indefinite	n/a	3,740	n/a	n/a

Total non-amortizing intangible assets			$25,795

Our non-amortizing intangible assets consist of the trade name for CoverX and the state/jurisdiction licenses to conduct insurance operations, as it is expected that these intangibles will contribute to cash flows indefinitely. The trade name and the state/jurisdiction licenses have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $1.2 million, $1.3 million, $0.4 million, and $0.7 million for the years ended December 31, 2007 and December 31, 2006 and for the Successor period August 17, 2005 through December 31, 2005 and for the Predecessor period January 1, 2005 through August 16, 2005, respectively. The weighted-average remaining useful life is 10.7 years. Estimated amortization expense for each of the next five years is as follows:

Estimated
Amortization
Year	Expense
(Dollars in thousands)

2008	1,322
2009	1,404
2010	1,224
2011	1,046
2012	924

Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Office building	39 years
Real estate improvements	7-39 years
Data processing equipment	3-8 years
Computer software	3-5 years

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

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Stock-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period. Prior to adopting SFAS 123(R) on January 1, 2006, the Company recorded stock option expense under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123” (“SFAS 148”).

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	Successor			Predecessor
			For the Period	For the Period
			August 17, 2005	January 1, 2005
	For the Year Ended	For the Year Ended	Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands, except share and per share data)

Net Income	$41,731	$21,869	$6,712	$16,123
Less: Dividends in arrears	—	2,956	1,329	2,125

Net income available to common	41,731	18,913	5,383	13,998

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	17,710,080	6,907,905	4,146,045	12,536,224

Dilutive effect of stock options	834,237	957,873	823,976	825,239
Dilutive effect of unvested restricted stock	7,045	—	—	—
Dilutive effect of convertible preferred stock	—	5,112,851	6,434,782	6,434,782
Dilutive effect of cumulative dividends on preferred stock	—	853,020	639,201	297,351

Dilutive number of common and common equivalent shares outstanding	18,551,362	13,831,649	12,044,004	20,093,596

Basic Net Income Per Common Share	$2.36	$2.74	$1.30	$1.12

Diluted Net Income Per Common Share	$2.25	$1.58	$0.56	$0.80

Anti-dilutive securities excluded from diluted net income per common share	50,569	22,981	—	—

Derivative Instruments and Hedging Activities

The Company has entered into three interest rate swap agreements. Two of these agreements have not been identified as hedging transactions. For these agreements, the change in the fair value is included in Change in Fair Value of Derivative Instruments in the consolidated statements of income. For the agreement that has been designated and qualifies as a cash flow hedge, to the extent the hedge is effective, the change in fair value is included in comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in the statement of income. There was no such ineffectiveness since inception of this hedge through 2007. The fair value of the interest rate swaps are included in Other Assets or Other Liabilities on the balance sheet and represent the estimated amount that the Company would receive (pay) to terminate the derivative contract at the reporting date.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company has not discontinued hedge accounting during 2007, 2006 or 2005.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning January 1, 2008. The adoption of SFAS 157 for financial assets and financial

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

liabilities will not have a significant impact on our consolidated financial statements except for the required disclosures related to the fair value of certain financial assets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the adoption of the standard.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123(R). SAB 110 is effective for us beginning January 1, 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

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

The Acquisition was accounted for as a purchase in accordance with SFAS 141 and Emerging Issues Task Force (EITF) Issue No. 88-16, “Basis In Leveraged Buyout Transactions” (“EITF 88-16”). Because the transaction resulted in a “change in control” as described in EITF 88-16, the total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Acquisition date to the extent of the new investors ownership of 28%. The remaining 72% ownership was accounted for at the continuing investors’ carrying basis in FMFC. The resulting purchase price was $120.2 million. Cash consideration, including the accrual of shareholders rights amounts, of $61.4 million was financed by Holdings issuance of the $65.0 million in Senior Floating Rate Notes discussed in Note 7. Approximately $27.6 million of the cash consideration was paid to a common stockholder that had a 33% voting interest before the transaction and a 28% voting interest after the transaction. Financing costs of $4.8 million were being amortized over the seven year term of the notes as interest expense. Immediately following the Company’s initial public offering and full payoff of the $65.0 million senior notes in October 2006, all remaining financing costs were written off.

3.	INVESTMENTS

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2007 by major security type were as follows:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)

Debt Securities
U.S. government securities	$7,260	$150	$—	$7,410
Government agency mortgage-backed securities	50,746	553	(57)	51,242
Government agency obligations	7,501	77	(2)	7,576
Collateralized mortgage obligations and other asset-backed securities	58,474	580	(362)	58,692
Obligations of states and political subdivisions	192,596	2,053	(422)	194,227
Corporate bonds	51,666	371	(819)	51,218

Total Debt Securities	368,243	3,784	(1,662)	370,365
Preferred stocks	598	—	(178)	420
Short-term investments	52,341	—	—	52,341

Total	$421,182	$3,784	$(1,840)	$423,126

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2006 by major security type were as follows:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)

Debt Securities
U.S. government securities	$9,234	$5	$(375)	$8,864
Government agency mortgage-backed securities	23,920	50	(212)	23,758
Government agency obligations	1,386	—	(27)	1,359
Collateralized mortgage obligations and other asset-backed securities	37,542	95	(245)	37,392
Obligations of states and political subdivisions	140,605	174	(1,200)	139,579
Corporate bonds	49,611	329	(569)	49,371

Total Debt Securities	262,298	653	(2,628)	260,323
Preferred stocks	3,053	190	(59)	3,184
Short-term investments	34,334	—	—	34,334

Total	$299,685	$843	$(2,687)	$297,841

The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)

Due in one year or less	$19,191	$19,171
Due after one year through five years	128,679	129,301
Due after five years through ten years	78,919	79,752
Due after ten years	32,234	32,207

	259,023	260,431
Government agency mortgage-backed securities	50,746	51,242
Collateralized mortgage obligations and other asset-backed securities	58,474	58,692

Total	$368,243	$370,365

FMIC and ANIC maintain trust accounts for the protection of reinsureds, pursuant to the assumed reinsurance contracts. These funds are to be used to pay or reimburse the reinsureds for FMIC’s and ANIC’s share of any losses and allocated loss adjustment expenses paid by the reinsureds if not otherwise paid by FMIC and ANIC. At December 31, 2007 and 2006, investments held in the trust accounts totaled approximately $84.2 million and $85.3 million, respectively. In addition, CoverX maintains premium trust accounts, which represent premiums collected by CoverX but not yet remitted to the corresponding insurance carriers. The balances in the premium trust accounts as of December 31, 2007 and 2006 were approximately $5.2 million and $3.3 million, respectively.

At December 31, 2007 and 2006, FMIC had marketable securities approximating $7.1 million and $7.0 million, respectively, on deposit with various states for regulatory purposes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, ANIC had marketable securities approximating $2.1 million and $2.0 million, respectively, on deposit with the State of Minnesota.

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

As of December 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $36.2 million. Convertible bonds and bond units had a market value of $32.1 million and were included in Debt securities in the Consolidated Balance Sheet at December 31, 2007. Convertible preferred stocks had a market value of $4.1 million and were included in Equity securities and other in the Consolidated Balance Sheet at December 31, 2007. The Company recorded an increase in the fair value of the hybrid instruments of $1.0 million in Net realized gains (losses) on investments for the year ended December 31, 2007. As of December 31, 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.

Net Investment Income

Net investment income was as follows:

	Successor			Predecessor
			For the Period	For the Period
			August 17, 2005	January 1, 2005
	For the Year Ended	For the Year Ended	Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Available-for-sale
Debt securities	$13,529	$8,484	$2,382	$3,764
Preferred stocks	23	42	64	27
Cash and short-term investments	3,467	1,661	336	527
Net investment expenses	(1,154)	(875)	(252)	(396)

Total Available-for-sale	15,865	9,312	2,530	3,922

Hybrid Instruments
Debt securities	277	285	74	84
Preferred stocks	153	116	25	113

Total Hybrid Instruments	430	401	99	197

Net Investment Income	$16,295	$9,713	$2,629	$4,119

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net Realized Gains and Losses

Details of net realized gains and losses on investments is as follows:

	Successor			Predecessor
			For the Period	For the Period
			August 17, 2005	January 1, 2005
	For the Year Ended	For the Year Ended	Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Available-for-sale
Realized gains	$54	$354	$105	$175
Realized losses	(419)	(1,076)	(231)	(782)

Total Available-for-sale	(365)	(722)	(126)	(607)

Hybrid Instruments
Realized gains	1,162	1,587	477	796
Realized losses	(195)	(348)	(73)	(247)

Total Hybrid Instruments	967	1,239	404	549

Net Realized Gains (Losses)	$602	$517	$278	$(58)

4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES

At December 31, 2007, 17.3% of the Company’s total investment portfolio was in an unrealized loss position and was determined by management to be temporarily impaired. Of the securities which were impaired, 65.1% had been impaired for more than 12 months, and the unrealized losses on these investments was only 2.2% of their total market value. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other-than temporarily impaired consisted of: (1) there were no specific events which caused concerns; (2) there were no past due interest payments or other significant credit related events; (3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and (4) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

The Company recognized a loss of $0.2 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively, for securities identified as other than temporarily impaired. There were no such losses incurred during the periods August 17, 2006 to December 31, 2005 or January 1 through August 16, 2005.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2007:

	Less than 12 Months		Greater than 12 Months
	Fair Value of		Fair Value of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)

Debt Securities
U.S. government securities	$—	$—	$500	$—
Government agency mortgage-backed securities	—	—	4,948	(57)
Government agency obligations	1,287	—	302	(2)
Collateralized mortgage obligations and other asset-backed securities	6,648	(192)	8,520	(170)
Obligations of states and political subdivisions	7,499	(61)	25,304	(361)
Corporate bonds	12,362	(438)	11,760	(381)

Total Debt Securities	27,796	(691)	51,334	(971)
Preferred Stocks	—	—	421	(178)

Total	$27,796	$(691)	$51,755	$(1,149)

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2006:

	Less than 12 Months		Greater than 12 Months
	Fair Value of		Fair Value of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)

Debt Securities
U.S. government securities	$1,081	$(6)	$6,399	$(369)
Government agency mortgage-backed securities	8,290	(34)	8,572	(178)
Government agency obligations	487	(2)	872	(25)
Collateralized mortgage obligations and other asset-backed securities	12,707	(64)	11,177	(181)
Obligations of states and political subdivisions	61,881	(315)	49,345	(885)
Corporate bonds	11,796	(60)	17,457	(509)

Total Debt Securities	96,242	(481)	93,822	(2,147)
Preferred Stocks	—	—	539	(59)

Total	$96,242	$(481)	$94,361	$(2,206)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	FIXED ASSETS

The following is a summary of fixed assets, included in other assets, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in thousands)

Real estate and leasehold improvements	$4,857	$3,066
Data processing equipment	649	1,224
Computer software	2,617	3,345
Furniture and fixtures	2,279	1,105
Automobiles	305	370

	10,707	9,110
Accumulated depreciation	(2,889)	(4,891)

Fixed Assets, Net	$7,818	$4,219

6.	INCOME TAXES

FMFC files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate. Income tax expense consists of:

	Successor			Predecessor
			August 17,	January 1,
			2005	2005
			Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Current — federal	$22,183	$10,876	$4,562	$8,711
Current — state	1,711	1,447	504	942
Deferred	(2,541)	(569)	(1,065)	(1,017)

Total Income Tax Expense	$21,353	$11,754	$4,001	$8,636

Deferred Taxes On Other Comprehensive Gain (Loss) Included In Stockholders’ Equity	$1,116	$281	$(692)	$(495)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our income tax rate percentage is reconciled to the U.S. federal statutory tax rate as follows:

	Successor			Predecessor
			For the Period	For the Period
			August 17,	January 1,
			2005	2005
	For the Year Ended	For the Year Ended	Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.8	2.8	3.0	2.6
Non-taxable portion of dividends and tax-exempt interest	(3.1)	(3.5)	(1.5)	(1.5)
Other	0.1	0.7	0.8	(1.2)

Effective Tax Rate	33.8%	35.0%	37.3%	34.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred Tax Asset
Loss and loss adjustment expense reserves	$7,229	$5,824
Unearned premiums	4,953	5,702
Investments at market below cost	644	941
Other	1,182	623

Total Gross Deferred Tax Asset	14,008	13,090

Deferred Tax Liabilities
Deferred policy acquisition costs	(4,990)	(6,458)
Investments at market above cost	(1,324)	(295)
Intangibles	(7,150)	(7,165)
Other	(761)	(814)

Total Deferred Tax Liabilities	(14,225)	(14,732)

Net Deferred Tax Liability	$(217)	$(1,642)

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

Junior Subordinated Debentures

The Company has arranged for the sale of trust preferred securities (“Trust Preferred Securities”) through First Mercury Capital Trust I, First Mercury Capital Trust II, First Mercury Capital Trust III, and First Mercury Capital Trust IV (each a “Trust”; collectively the “Trusts”). Each trust was created solely for the purpose of issuing Trust Preferred Securities. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB No. 51”, (“FIN 46”), the Trusts have not been consolidated with the Company in these financial statements.

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

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:

	First Mercury	First Mercury	First Mercury	First Mercury
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
(Dollars in thousands)

Issue date	April 29, 2004	May 24, 2004	December 14, 2006	September 26, 2007
Principal amount of Trust Preferred Securities	$8,000	$12,000	$25,000	$20,000
Principal amount of Junior Subordinated Debt	$8,248	$12,372	$25,774	$20,619
Maturity date of Junior Subordinated Debt, unless accelerated earlier	April 29, 2034	May 24, 2034	December 14, 2036	September 26, 2037
Trust common stock	$248	$372	$774	$619
Interest rate, per annum	Three-Month LIBOR	Three-Month LIBOR	Three-Month LIBOR	8.25% fixed through
	plus 3.75%	plus 4.00%	plus 3.00%	12/15/2012;
Three-Month LIBOR
plus 3.30% thereafter
Redeemable at 100% of principal amount at option of Company on or after	April 29, 2009	May 24, 2009	December 14, 2011	December 15, 2012

At December 31, 2007, the three months LIBOR was equal to 5.13%.

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

Other Long-Term Debt

Related party interest expense was $0.1 million and $0.4 million for the period August 17 to December 31, 2005 (Successor) and for the period January 1 to August 16, 2005 (Predecessor), respectively. There was no related party interest expense for the years ended December 31, 2007 or 2006 (Successor).

Revolving Credit Agreement

The Company has a $30.0 million revolving credit agreement with a financial institution. Borrowings under the credit facility bear interest at the Company’s election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on the Company’s leverage ratio. The obligations under the credit facility are guaranteed by the Company’s material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict the Company’s ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. The Company is not required to comply with the financial-related covenants until there are borrowings under the credit facility.

The agreement contains various restrictive covenants that relate to the Company’s stockholders’ equity, leverage ratio, A.M. Best Ratings of its insurance subsidiaries, fixed charge coverage ratio, surplus and risk based capital.

No borrowings were outstanding under the revolving credit agreement at December 31, 2007 or 2006.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Expense

Components of interest expense included the following:

	Successor			Predecessor
	Year Ended	Year Ended	August 17 to	January 1 to
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Contractual interest:
Junior subordinated notes and other	$4,278	$1,824	$721	$1,464
Senior notes	—	6,909	2,963	—
Amortization of debt issuance costs	175	667	296	55
Write-off of debt issuance costs	—	3,965	—	—
Prepayment penalty	—	3,250	—	—

Interest expense	$4,453	$16,615	$3,980	$1,519

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into two interest rate swap agreements in order to fix the interest rate on its First Mercury Capital Trust I and First Mercury Capital Trust II and thereby reduce the exposure to interest rate fluctuations. At December 31, 2007, the interest rate swaps had a combined notional amount of $20.0 million. Under these agreements, the Company will pay the counterparty interest at a fixed rate of 4.12%, and the counterparty will pay the Company interest at a variable rate equal to three months LIBOR until expiration in August 2009. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates. The Company does not account for these swap agreements as a cash flow hedge, thus the change in the fair value of these agreements are included in Change in Fair Value of Derivative Instruments on the consolidated statements of income, which is not a significant amount for each of the periods presented.

The Company has entered into a third interest rate swap agreement in order to fix the interest rate on its First Mercury Capital Trust III and thereby reduce the exposure to interest rate fluctuations. At December 31, 2007, this interest rate swap had a notional amount of $25.0 million. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 5.013%, and the counterparty will pay the Company interest at a variable rate equal to three months LIBOR until expiration in December 2011. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

The Company accounts for this third interest rate swap as a cash flow hedge whereby the change in fair value of the interest rate swap is recorded in other comprehensive income, net of taxes. The fair value of the interest rate swap was $1.0 million and $12,000 as of December 31, 2007 and 2006, respectively.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under these three swap agreements. The Company is exposed to loss if the counterparty should default. At December 31, 2007, the Company had minimal exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

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

As discussed in Note 1, the Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves:

	Successor			Predecessor
			August 17, 2005	January 1, 2005
			Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Balance, beginning of period	$191,013	$113,864	$92,153	$68,699
Less reinsurance recoverables	66,926	21,869	15,340	5,653

Net Balance, beginning of period	124,087	91,995	76,813	63,046

Incurred Related To
Current year	88,911	55,090	14,811	21,241
Prior years	(838)	1,118	12,211	6,831

Total Incurred	88,073	56,208	27,022	28,072

Paid Related To
Current year	4,432	1,605	1,493	626
Prior years	26,807	22,511	10,347	13,679

Total Paid	31,239	24,116	11,840	14,305

Net Balance	180,921	124,087	91,995	76,813
Plus reinsurance recoverables	91,444	66,926	21,869	15,340

Balance, end of period	$272,365	$191,013	$113,864	$92,153

During 2007, the Company experienced approximately $0.8 million of favorable development in net prior year reserves primarily in the 2006 accident year due to lower than expected loss and allocated loss adjustment expense emergence, offset by unfavorable development on 2000 to 2005 accident years’ reserves.

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

FMIC assumes liability business on a quota share basis from primary insurers who write business produced through CoverX. Beginning in June 2004, and concurrent with an upgrade in the Company’s AM Best Rating to A−, the Company, to a much greater extent than before, directly writes this same business. As of December 31, 2007, the Company is writing essentially all of this business directly. FMIC retains, at varying percentages, the first $0.5 million or $1.0 million per occurrence, depending on the underwriting year and program. The Company, as well as the other primary insurers, retain a portion of the quota share and cede excess and remaining quota share to others. For the years ended December 31, 2007 and 2006 (Successor), and the periods August 17 to December 31, 2005 (Successor) and January 1 to August 16, 2005 (Predecessor), FMIC retained 50.7%, 54.2%, 42.0%, and 51.8%, respectively, of the aforementioned liability business.

ANIC assumes liability business on a quota share basis from primary insurers and reinsurers on business produced through CoverX. ANIC assumes, at varying percentages, the first $500,000 or $1.0 million per occurrence, depending on the underwriting year and program, while the primary insurers retain a portion of the quota share and cede excess and remaining quota share to others. For the years ended December 31, 2007 and 2006 (Successor), and the periods August 17 to December 31, 2005 (Successor) and January 1 to August 16, 2005 (Predecessor), ANIC retained 5.6%, 8.0%, 8.2%, and 8.2%, respectively, of the aforementioned liability business.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net written and earned premiums, including reinsurance activity as well as reinsurance recoveries, were as follows:

	Successor			Predecessor
			August 17, 2005	January 1, 2005
			Through	Through
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Written Premiums
Direct	$258,846	$213,842	$68,492	$99,731
Assumed	12,655	4,339	2,548	5,125
Ceded	(115,929)	(75,255)	(33,812)	(36,383)

Net Written Premiums	$155,572	$142,926	$37,228	$68,473

Earned Premiums
Direct	$232,116	$206,768	$60,867	$65,658
Assumed	9,325	3,736	4,184	13,558
Ceded	(75,722)	(101,408)	(25,759)	(22,812)
Earned but unbilled premiums	3,420	1,474	854	1,172

Net Earned Premiums	$169,139	$110,570	$40,146	$57,576

Reinsurance Recoveries	$11,327	$5,680	$1,083	$1,804

The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an A.M. Best rating of “A+” and accounts for 48.1% of the total recoverable from reinsurers.

The Company had reinsurance recoverables from the following reinsurers:

	December 31,
	2007	2006
	(Dollars in thousands)

ACE Property & Casualty Insurance Company	$72,072	$52,815
Swiss Reinsurance America Corporation	49,637	16,484
American Constantine Insurance Company	7,891	—
Platinum Underwriters Reinsurance, Inc.	2,437	4,138
Others	17,676	6,377

Amount Recoverable From Reinsurers	$149,713	$79,814

American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The related reinsurance recoverables from ACIC at December 31, 2007 are fully collateralized by a grantor trust and irrevocable letter of credit.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Reinsurance recoverable	$96,995	$69,437
Prepaid reinsurance premiums	52,718	10,377

Amount Recoverable From Reinsurers	$149,713	$79,814

11.	RELATED PARTY TRANSACTIONS

In the second quarter of 2006, prior to its initial public offering, the Company forgave its $0.8 million unsecured loan due from its chief executive officer and recorded the amount as compensation.

The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million. The Company recorded consulting expense of $1.0 million for the year ended December 31, 2007 related to this agreement.

12.	STOCKHOLDERS’ EQUITY

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Preferred Stock

In connection with the Company’s initial public offering, the Company increased the number of authorized shares of par value $0.01 Series A Convertible Preferred Stock to 10,000,000. None of these shares were issued or outstanding at December 31, 2007 or 2006.

Treasury Stock

On December 27, 2007, the Company repurchased 73,815 shares of common stock through an option agreement from an officer of the Company for approximately $0.5 million (or $6.46 per share). Immediately following this transaction, all of these shares and the 92,500 shares previously held as treasury stock, were retired by the Company.

Dividend Restriction

The Company’s insurance company subsidiaries, FMIC and ANIC, are limited in their ability to pay dividends to FMFC. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which provides that, without prior approval of the Illinois Insurance Department, dividends may not exceed the greater of 10% of FMIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Illinois or net income after taxes for the prior year. In 2007, FMIC’s dividends may not exceed approximately $16.1 million.

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

13.	STOCK COMPENSATION PLANS

The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. Half of the stock options automatically vested upon the date of grant and the remainder became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,388 at December 31, 2007, however, the Company does not intend to issue any additional awards under this plan.

The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. Through December 31, 2007, the Company had granted 573,688 stock options to employees and non-employee directors and 20,148 shares of restricted stock to employees and non-employee directors under the Omnibus Plan. Shares available for future grants under the Omnibus Plan totaled 906,164 at December 31, 2007.

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

A summary of the Company’s stock option activity was as follows:

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price
	Options	per Share	Options	per Share

Outstanding at January 1, 2005	1,156,528	$1.85	—	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—

Outstanding at August 16, 2005	1,156,528	1.85	—	—
Options granted	—	—	—	—
Options exercised	(37,000)	1.95	—	—

Outstanding at December 31, 2005	1,119,528	1.85	—	—
Options granted	76,312	6.49	250,000	17.00
Options exercised	(268,065)	1.72	—	—

Outstanding at December 31, 2006	927,775	2.24	250,000	17.00

Options granted	—	—	323,688	20.73
Options exercised	—	—	—	—

Outstanding at December 31, 2007	927,775	$2.24	573,688	$19.10

Exercisable at:
August 16, 2005	251,508	$1.75	—	$—
December 31, 2005	1,119,528	1.85	—	—
December 31, 2006	927,775	2.24	—	—
December 31, 2007	927,775	2.24	83,333	17.00

The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $20.6 million at December 31, 2007. The aggregate intrinsic value of options expected to vest under the Omnibus Plan was $3.0 million at December 31, 2007.

The total intrinsic value of stock options exercised was $0, $1.3 million, $0.2 million, and $0 for the year ended December 31, 2007 (Successor), for the year ended December 31, 2006 (Successor), for the period August 17 through December 31, 2005 (Successor), and for the period January 1 through August 16, 2005 (Predecessor), respectively.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The number of stock option awards outstanding and exercisable at December 31, 2007 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average	Exercisable as of	Weighted-Average
	Outstanding as of	Remaining	Exercise Price per	December 31,	Exercise Price per
Range of Exercisable Price	December 31, 2007	Contractual Life	Share	2007	Share

1998 Plan
$1.51 - $2.14	810,762	1.19 Years	$1.71	810,762	$1.71
$4.86 - $6.49	117,013	2.76	5.92	117,013	5.92

Total	927,775	1.39	2.24	927,775	2.24

Omnibus Plan
$17.00 - $20.75	573,688	7.83 Years	$19.10	83,333	$17.00

Total	573,688	7.83	$19.10	83,333	$17.00

As of December 31, 2007, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of stock options granted were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005

1998 Plan
Expected term	—	2.5 years	—
Expected stock price volatility	—	26.51%	—
Risk-free interest rate	—	4.715%	—
Expected dividend yield	—	—	—
Estimated fair value per option	—	$1.39	—
Omnibus Plan
Expected term	6 years	5 years	—
Expected stock price volatility	27.40%	26.49%	—
Risk-free interest rate	4.274%	4.625%	—
Expected dividend yield	—	—	—
Estimated fair value per option	$7.49	$4.10	—

For 2007, the expected term of options was determined based on historical exercise behavior and the period of time that the options are expected to be outstanding. Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group. Prior to the adoption of SFAS 123R, expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past.

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

The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). Prior to adopting SFAS 123(R) in 2006, the Company recorded stock option expense under SFAS 123, as amended by SFAS 148. The Company recognized stock-based compensation expense of $1.1 million, $0.8 million, $0, and $0.1 million for the year ended December 31, 2007, the year ended December 31, 2006, the period August 17, 2005 to December 31, 2005, and the period January 1 to August 16, 2005, respectively.

14.	REGULATORY REQUIREMENTS

Capitalization

FMIC was originally formed in 1996 as an Illinois Domestic Stock Property and Casualty Insurer operating on an admitted basis in Illinois, which required maintaining minimum capital and surplus of $2.0 million. On July 15, 2004, FMIC received approval from the Illinois Department of Insurance and became an Illinois Domestic Stock Surplus Lines Insurer. With this change in status Illinois now requires a minimum $15.0 million in surplus of which $1.0 million must be paid in capital to qualify for domestic surplus lines status. FMIC was in compliance with the applicable requirements at December 31, 2007, 2006, and 2005.

The State of Minnesota requires ANIC to maintain a minimum of $1.5 million in capital stock and surplus, which they were in compliance with at December 31, 2007, 2006, and 2005.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has established risk-based capital models to measure the adequacy of capitalization for insurance companies. The model calculates minimum capital requirements for each insurer based on certain criteria, including investment risk, underwriting profitability and losses and loss adjustment expense risk. As of December 31, 2007, 2006, and 2005, FMIC and ANIC exceeded the minimum capital requirements determined by the NAIC’s risk-based capital models.

15.	STATUTORY FINANCIAL INFORMATION

The statutory net income and capital and surplus of the Company’s insurance subsidiaries were as follows:

	Successor			Predecessor
	Year Ended	Year Ended	August 17 to	January 1 to
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Net Income	$33,692	$10,248	$1,894	$6,331

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Capital and surplus	$190,117	$143,183	$89,173

Accounting practices that result in significant differences between the Company’s consolidated financial statements prepared in accordance with GAAP and with statutory accounting practices are: consolidation of insurance and non-insurance subsidiaries; modification of deferred income taxes; establishment of deferred acquisition costs; admission of non-admitted statutory assets; and reporting investment securities at market value.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

16.	DEFINED CONTRIBUTION PLAN

The Company maintains an employer-sponsored 401(k) plan. All employees are eligible to participate in the plan on the first day of the calendar quarter following 30 days of service and having attained 21 years of age. Employer contributions are voluntary and are allocated based upon the participants’ compensation and contribution levels. Vesting in the plan is immediate. The Company’s expense for this plan was approximately $0.3 million for the year ended December 31, 2007 (Successor), $0.3 million for the year ended December 31, 2006 (Successor), $0.1 million for the period August 17 to December 31, 2005 (Successor), and $0.1 million for the period January 1 to August 16, 2005 (Predecessor).

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At December 31, 2007, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) included the following:

	Successor			Predecessor
	Year Ended	Year Ended	August 17 to	January 1 to
	December 31,	December 31,	December 31,	August 16,
	2007	2006	2005	2005
	(Dollars in thousands)

Unrealized holding (losses) gains on securities, net of tax	$1,934	$(749)	$(1,284)	$(562)
Cumulative effect adjustment upon adoption of SFAS 155	(133)	—	—	—
Fair value of interest rate swap, net of tax	(624)	(12)	—	—

Total accumulated other comprehensive income (loss)	$1,177	$(761)	$(1,284)	$(562)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	2007
	Successor
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$44,929	$43,571	$41,155	$39,484
Commissions and fees	4,657	4,902	5,825	1,165
Net investment income	3,294	3,870	4,359	4,772
Net realized (losses) gains on investments	135	627	355	(515)

Total Operating Revenues	53,015	52,970	51,694	44,906

Net Income	$9,967	$10,504	$11,046	$10,214

Net Income Per Share:
Basic	$0.58	$0.60	$0.61	$0.57

Diluted	$0.55	$0.58	$0.59	$0.54

	2006
	Successor
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$28,529	$28,328	$26,947	$26,766
Commissions and fees	4,444	4,319	3,716	4,213
Net investment income	2,150	2,121	2,446	2,996
Net realized (losses) gains on investments	(153)	(329)	467	532

Total Operating Revenues	34,970	34,439	33,576	34,507

Net Income	$5,379	$5,966	$6,926	$3,598

Net Income Per Share:
Basic	$1.07	$1.20	$1.42	$0.23

Diluted	$0.44	$0.48	$0.55	$0.20

In the fourth quarter of 2006, as a result of the repurchase of the $65.0 million senior notes in connection with the Company’s initial public offering (see Note 7), the Company recorded interest expense, net of taxes, of $4.6 million to write-off the remaining debt issuance costs and record the redemption premium on the senior notes.

20.	SUBSEQUENT EVENTS

On February 5, 2008, the Company acquired all of the outstanding stock of American Management Corporation (“AMC”). American Management will continue to operate under its existing name as a wholly owned subsidiary of the Company. AMC is headquartered in Conway, Arkansas and is a privately held, diversified specialty insurance services firm that markets, underwrites, and administers insurance products in niche markets for several major insurers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2007. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2007, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

BDO Seidman, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting. This report can be found on page 102 of this Form 10-K.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan

We have audited First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Mercury Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Mercury Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 (Successor Company), for the period August 17, 2005 through December 31, 2005 (Successor Company), and for the period January 1, 2005 through August 16, 2005 (Predecessor Company) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Troy, Michigan
March 12, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information contained under the captions “Election of Directors” (excluding the Report of the Audit Committee), “Executive Officers”, “Corporate Governance”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Director Compensation” and “Compensation of Executive Officers” (excluding the Report of the Executive Compensation Committee) in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	573,688	$19.10	906,164
Equity compensation plans not approved by security holders(1)	927,775	2.24	2,443,388

Total	1,501,463		3,349,552

(1)	- Pursuant to the 1998 Stock Compensation Plan. Shares available for future grant under this plan totaled 2,443,388 at December 31, 2007 however; the Company does not intend to issue any additional awards under this plan. See Note 13 to the consolidated financial statements, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Certain Relationships and Transactions” and “Corporate Governance” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Independent Accountants” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15	(a) (1) Exhibits, Financial Statement Schedules

The following consolidated financial statements, notes thereto and related information of First Mercury Financial Corporation (the “Company”) are included in Item 8.

     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders’ Equity
     Consolidated Statements of Cash Flows
     Notes to the Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

Item 15	(a) (2)

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

Item 15	(a) (3)

The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements. The SEC File Number for the exhibits incorporated by reference is 001-33077.

Exhibit
Number		Description

2	.1(1)	Stock Contribution Agreement dated as of August 17, 2005 by and among First Mercury Holdings, Inc., First Mercury Financial Corporation, FMFC Holdings, LLC, and each of the other parties signatory thereto.
3	.1(4)	Amended and Restated Certificate of Incorporation.
3	.2(3)	Amended and Restated Bylaws.
4	.1(3)	Form of Stock Certificate.
4.2		Certain instruments defining the rights of the holders of long-term debt of First Mercury Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10	.1*(4)	First Mercury Financial Corporation 1998 Stock Compensation Plan.

Exhibit
Number		Description

10	.2*(1)	Registration Rights Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and FMFC Holdings, LLC (terminated).
10	.3*(2)	Letter dated as of August 17, 2005 from First Mercury Holdings, Inc. to Jerome M. Shaw regarding Registration Rights (terminated).
10	.4*(1)	Non-Competition and Confidentiality Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Jerome M. Shaw.
10	.5*(1)	Non-Competition and Confidentiality Agreement dated as of June 14, 2004 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.6*(1)	Amendment No. 1 to Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.7*(1)	Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between First Mercury Holdings, Inc. and Jerome M. Shaw.
10	.8*(6)	Employment Agreement, effective as of August 1, 2007, between First Mercury Financial Corporation and Richard H. Smith.
10	.9*(6)	First Mercury Financial Corporation Supplemental Executive Retirement Plan.
10	.10*(1)	Employment Agreement dated February 27, 2004 by and between First Mercury Financial Corporation and William S. Weaver (terminated).
10	.11(2)	Services Agreement dated May 25, 2005 between First Home Financial Corporation and Glencoe Capital, LLC.
10	.12(4)	Credit Agreement, dated as of October 23, 2006 by and between First Mercury Financial Corporation, the Guarantors and JPMorgan Chase Bank, N.A.
10	.13*(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Steven Shapiro.
10	.14*(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Hollis Rademacher.
10	.15(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of May 26, 2004 for Floating Rate Junior Subordinated Debentures.
10	.16(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of April 29, 2004 for Floating Rate Junior Subordinated Debentures.
10	.17(2)	Series A Convertible Preferred Stock Purchase Agreement dated March 1, 2004 between First Mercury Financial Corporation and FMFC Holdings, LLC.
10	.18(3)	Stock Purchase And Redemption Agreement by and among Glencoe Capital, LLC, FMFC Holdings, LLC, First Mercury Holdings, Inc., and First Mercury Financial Corporation.
10	.19*(3)	First Mercury Financial Corporation Omnibus Incentive Plan of 2006.
10	.20*(3)	First Mercury Financial Corporation Performance-Based Annual Incentive Plan.
10	.21*(3)	First Mercury Financial Corporation Non-Qualified Deferred Compensation Plan.
10	.22(6)	Amended and Restated Registration Rights Agreement by and among First Mercury Financial Corporation and certain stockholders thereof.
10	.23*(2)	Stockholders Agreement dated August 17, 2005 by and among First Mercury Holdings, Inc., FMFC Holdings, LLC, and certain stockholders of First Mercury Holdings, Inc. (terminated).
10	.24*(2)	Glencoe Management Services Agreement, between First Mercury Financial Corporation and Glencoe dated as of June 7, 2004, as amended (terminated).
10	.25*(2)	Amended and Restated Employment Agreement by and between First Mercury Financial Corporation and Jerome M. Shaw dated August 17, 2005 (terminated).
10	.26*(3)	Consulting Agreement by and between First Mercury Financial Corporation, and Jerome M. Shaw.
10	.27*(4)	Employment Letter by and between First Mercury Financial Corporation and John A. Marazza.
10	.28*	Employment Letter from First Mercury Financial Corporation to Jeffrey R. Wawok dated December 8, 2005.

Exhibit
Number		Description

10	.29(3)	Stock Purchase and Redemption Agreement by and between William S. Weaver and First Mercury Holdings, Inc., dated September 29, 2006.
10	.31*(3)	Restricted Stock Award Grant Agreement by and between First Mercury Holdings, Inc. and John A. Marazza, dated October 4, 2006.
10	.32(3)	Amended and Restated Management Agreement between First Mercury Financial Corporation and First Home Insurance Agency, dated October 3, 2006.
10	.33*(3)	Form of Option Grant Agreement under 1998 Stock Corporation Plan.
10	.34*(3)	Form of Option Grant Agreement under Omnibus Incentive Plan of 2006
10	.35(5)	Indenture dated December 14, 2006 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.
10	.36(5)	Amended and Restated Declaration of Trust dated December 14, 2006 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, James M. Thomas and Jeffrey R. Wawok, as administrators.
10	.37(5)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 14, 2006 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.
10	.38(5)	Guarantee Agreement dated December 14, 2006, between First Mercury Financial Corporation and Wilmington Trust Company.
10	.39(7)	Indenture dated September 26, 2007 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.
10	.40(7)	Amended and Restated Declaration of Trust dated September 26, 2007 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, Jeffrey R. Wawok and Edward A. LaFramboise, as administrators.
10	.41(7)	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 26, 2007 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.
10	.42(7)	Guarantee Agreement dated September 26, 2007, between First Mercury Financial Corporation and Wilmington Trust Company.
14	(8)	Code of Business Conduct and Ethics.
21	(2)	Subsidiaries.
23	.1(8)	Consent of BDO Seidman, LLP.
31	(a)(8)	Rule 13a-14(a) Certification of Chief Executive Officer.
31	(b)(8)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	(a)(8)	Section 1350 Certification of Chief Executive Officer.
32	(b)(8)	Section 1350 Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Form S-1 filed on August 23, 2006, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 4, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 17, 2006, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 19, 2006, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 27, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2007, and incorporated herein by reference.

(8)	Filed herewith.

*	Management contract or compensation plan or arrangement.

Item 15	(b)

The exhibits are listed in Item 15 (a) (3) above.

Item 15	(c)

The financial statement schedules are listed in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman and Chief Executive Officer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 13, 2008 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD H. SMITH Richard H. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)

/s/ JOHN A. MARAZZA John A. Marazza	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer of the Registrant)

/s/ HOLLIS W. RADEMACHER Hollis W. Rademacher	Director

/s/ STEVEN A. SHAPIRO Steven A. Shapiro	Director

/s/ JEROME M. SHAW Jerome M. Shaw	Director

/s/ LOUIS J. MANETTI Louis J. Manetti	Director

/s/ WILLIAM C. TYLER William C. Tyler	Director

/s/ THOMAS KEARNEY Thomas Kearney	Director

/s/ ROBERT A. OAKLEY Robert A. Oakley	Director

SCHEDULE I

FIRST MERCURY FINANCIAL CORPORATION

Summary of Investments — Other than Investments in Related Parties
As of December 31, 2007

			Amount at Which
		Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$65,508	$66,228	$66,228
States and political subdivisions	192,596	194,227	194,227
Collateralized mortgage obligations and other asset-backed securities	58,474	58,692	58,692
Convertibles	32,053	32,053	32,053
All other corporate bonds	51,666	51,218	51,218
Redeemable preferred stock	2,082	2,080	2,080

Total Fixed Maturities	402,379	404,498	404,498

Equity Securities:
Common stocks:
Industrial, miscellaneous and all other	—	—	—
Non redeemable preferred stocks	2,625	2,449	2,449

Total Equity Securities	2,625	2,449	2,449

Short-Term Investments	52,341	52,341	52,341

Total Investments	$457,345	$459,288	$459,288

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Balance Sheet

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Short-term investments	$31,775	$16,177
Cash and cash equivalents	1,968	606
Accrued investment income	163	55
Other assets	6,776	3,905
Investment in subsidiaries	258,974	201,435

Total Assets	$299,656	$222,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$67,013	$46,394
Accounts payable, accrued expenses, and other liabilities	3,263	3,046

Total Liabilities	70,276	49,440

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,972,353 and 17,330,831 shares	180	174
Paid-in-capital	165,836	153,600
Accumulated other comprehensive income (loss)	1,177	(761)
Retained earnings	62,187	20,323
Treasury stock; 0 and 92,500 shares	—	(598)

Total Stockholders’ Equity	229,380	172,738

Total Liabilities and Stockholders’ Equity	$299,656	$222,178

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statement of Operations

	Year Ended	Year Ended	August 17 to
	December 31,	December 31,	December 31,
	2007(1)	2006(1)	2005(2)
	(Dollars in thousands)

Revenue
Income from subsidiaries	$42,539	$37,286	$8,785
Commissions and fees	4,025	3,475	—
Net investment income	1,377	370	36

Total Revenues	47,941	41,131	8,821

Losses and Expenses
Interest expense	4,453	16,615	3,220
Other expenses	10,488	10,948	6

Total Losses and Expenses	14,941	27,563	3,226

Income Before Income Taxes	33,000	13,568	5,595

Income Tax Benefit	8,731	8,301	1,117

Net Income	$41,731	$21,869	$6,712

Other Comprehensive Income (Loss)
Equity in other comprehensive income (loss) of consolidated subsidiaries	2,683	535	(1,284)
Change in fair value of interest rate swap	(612)	(12)	—

Comprehensive Income	$43,802	$22,392	$5,428

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceeding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

(2)	Represents FMHI.

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

			August 17 to
	December 31,	December 31,	December 31,
	2007(1)	2006(1)	2005(2)
	(Dollars in thousands)

Cash Flows from Operating Activities
Net Income	$41,731	$21,869	$6,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Undistributed equity in consolidated subsidiaries	(42,539)	(13,688)	(8,785)
Depreciation and amortization	482	4,872	256
Stock-based compensation expense	1,068	753	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Accrued investment income	(108)	(46)	—
Accrued federal income taxes	—	(1,010)	(1,117)
Trust preferred investments, including deferred costs	(1,024)	(1,055)	—
Other	(41)	(477)	1,032

Net Cash (Used In) Provided By Operating Activities	(431)	11,218	(1,902)

Cash Flows From Investing Activities
Investment in subsidiaries	(15,000)	(40,000)	—
Cash and invested assets from merger with FMHI	—	3,308	—
Cost of short-term investments acquired	(69,721)	(14,634)	—
Proceeds from disposals of short-term investments	54,123	302	—
Receivable from stockholders	—	977	—
Cost of fixed asset purchases	—	(355)	—
Purchase of outstanding shares of FMFC	—	(6,351)	(55,062)

Net Cash Used In Investing Activities	(30,598)	(56,753)	(55,062)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	12,249	173,661	—
Stock issued on stock options exercised	—	461	64
Repayment of senior notes	—	(65,000)	—
Purchase of treasury stock	(477)	(80,598)	—
Payment of shareholder dividend	—	(8,258)	—
Issuance of senior notes, net of debt issuance costs	—	—	60,208
Issuance of long-term debt	20,619	25,774	—

Net Cash Provided By Financing Activities	32,391	46,040	60,272

Net Increase In Cash and Cash Equivalents	1,362	505	3,308
Cash and Cash Equivalents, beginning of period	606	101	—

Cash and Cash Equivalents, end of period	$1,968	$606	$3,308

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceeding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

(2)	Represents FMHI.

SCHEDULE IV

FIRST MERCURY FINANCIAL CORPORATION

Reinsurance

		Ceded to	Assumed		Percent of
		Other	from Other		Amount
	Direct	Companies	Companies	Net	Assumed
	(Dollars in thousands)

Year ended December 31, 2007 (Successor)	$258,846	$115,929	$12,655	$155,572	8.1%
Year ended December 31, 2006 (Successor)	213,842	75,255	4,339	142,926	3.0%
Period August 17 to December 31, 2005 (Successor)	68,492	33,812	2,548	37,228	6.8%
Period January 1 to August 16, 2005 (Predecessor)	99,731	36,383	5,125	68,473	7.5%

SCHEDULE VI

FIRST MERCURY FINANCIAL CORPORATION

Supplemental Information Concerning Insurance Operations

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		Deferred
	Policy	Loss	Net	Net	Net	Related to		Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Premiums
	Costs, Net	Expenses	Premium	Premium	Income	Year	Year	Costs	Expenses	Written
	(Dollars in thousands)

Year ended December 31, 2007 (Successor)	$14,257	$272,365	$70,751	$169,139	$16,295	$88,911	$(838)	$30,706	$15,710	$155,572
Year ended December 31, 2006 (Successor)	18,452	191,013	81,426	110,570	9,713	55,090	1,118	16,358	14,728	142,926
Period August 17 to December 31, 2005 (Successor)	9,700	113,864	47,597	40,146	2,629	14,811	12,211	7,954	6,146	37,228
Period January 1 to August 16, 2005 (Predecessor)	9,827	92,153	48,489	57,576	4,119	21,241	6,831	12,676	8,490	68,473