Form 10-Q
period 2008-03-31
FIRST MERCURY FINANCIAL CORP
filed 2008-05-09
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (800) 762-6837
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on May 2, 2008 was 18,275,313.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$420,426	$402,418
Equity securities and other	18,431	4,529
Short-term	35,065	52,341

Total Investments	473,922	459,288
Cash and cash equivalents	20,836	18,432
Premiums and reinsurance balances receivable	59,295	38,278
Accrued investment income	4,434	4,481
Accrued profit sharing commissions	11,331	14,220
Reinsurance recoverable on paid and unpaid losses	106,994	96,995
Prepaid reinsurance premiums	47,743	52,718
Deferred acquisition costs	19,315	14,257
Intangible assets, net of accumulated amortization	47,912	36,651
Goodwill	25,080	—
Other assets	14,800	11,964

Total Assets	$831,662	$747,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$301,314	$272,365
Unearned premium reserves	134,005	123,469
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	38,346	35,799
Premiums payable to insurance companies	21,636	2,163
Reinsurance payable on paid losses	4,800	3,958
Deferred federal income taxes	3,913	217
Accounts payable, accrued expenses, and other liabilities	21,148	12,920

Total Liabilities	592,175	517,904

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 18,275,313 and 17,972,353 shares	183	180
Paid-in-capital	166,681	165,836
Accumulated other comprehensive income	1,214	1,177
Retained earnings	71,908	62,187
Treasury stock; 33,600 and 0 shares	(499)	—

Total Stockholders’ Equity	239,487	229,380

Total Liabilities and Stockholders’ Equity	$831,662	$747,284

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$43,571	$44,929
Commissions and fees	7,029	4,657
Net investment income	4,853	3,294
Net realized gains on investments	1	135

Total Operating Revenues	55,454	53,015

Operating Expenses
Losses and loss adjustment expenses, net	23,444	23,954
Amortization of deferred acquisition expenses	8,213	8,739
Underwriting, agency and other expenses	7,052	3,730
Amortization of intangible assets	539	307

Total Operating Expenses	39,248	36,730

Operating Income	16,206	16,285
Interest Expense	1,464	982
Change in Fair Value of Derivative Instruments	435	107

Income Before Income Taxes	14,307	15,196
Income Taxes	4,586	5,229

Net Income	$9,721	$9,967

Net Income Per Share:
Basic	$0.54	$0.58

Diluted	$0.52	$0.55

Weighted Average Shares Outstanding:
Basic	18,106,063	17,331,901

Diluted	18,793,264	18,183,841

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2007	$174	$153,600	$(761)	$20,323	$(598)	$172,738
Cumulative effect adjustment upon adoption of SFAS 155	—	—	(133)	133	—	—
Stock-based compensation expense	—	30	—	—	—	30
Comprehensive income:
Net income	—	—	—	9,967	—	9,967
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($237)	—	—	440	—	—	440
Change in fair value of interest rate swap, net of tax of $44	—	—	(82)	—	—	(82)
Less reclassification adjustment for gains included in net income, net of tax of $132	—	—	(245)	—	—	(245)

Total other comprehensive income	—	—	—	—	—	113

Total comprehensive income	—	—	—	—	—	10,080

Balance, March 31, 2007	$174	$153,630	$(781)	$30,423	$(598)	$182,848

Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	518	—	—	—	521
Stock-based compensation expense	—	327	—	—	—	327
Common stock repurchased	—	—	—	—	(499)	(499)
Comprehensive income:
Net income	—	—	—	9,721	—	9,721
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($436)	—	—	809	—	—	809
Change in fair value of interest rate swap, net of tax of $324	—	—	(602)	—	—	(602)
Less reclassification adjustment for gains included in net income, net of tax of $92	—	—	(170)	—	—	(170)

Total other comprehensive income	—	—	—	—	—	37

Total comprehensive income	—	—	—	—	—	9,758

Balance, March 31, 2008	$183	$166,681	$1,214	$71,908	$(499)	$239,487

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$9,721	$9,967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	893	471
Realized (gains) losses on investments	(1)	(135)
Deferrals of acquisition costs, net	(5,058)	4,003
Deferred income taxes	(221)	(1,371)
Stock-based compensation expense	327	30
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(1,447)	17,935
Accrued investment income	47	(512)
Receivable from related entity	75	(180)
Accrued profit sharing commissions	2,889	(1,055)
Reinsurance recoverable on paid and unpaid losses	(9,999)	(1,791)
Prepaid reinsurance premiums	4,975	(15,077)
Loss and loss adjustment expense reserves	24,459	20,258
Unearned premium reserves	8,802	6,140
Funds held under reinsurance treaties	2,547	9,013
Reinsurance payable on paid losses	842	(37)
Premiums payable to insurance companies	(3,745)	1,048
Other	(8,944)	2,921

Net Cash Provided By Operating Activities	26,162	51,628

Cash Flows From Investing Activities
Cost of short-term investments acquired	(135,182)	(96,859)
Proceeds from disposals of short-term investments	155,618	84,663
Cost of debt and equity securities acquired	(52,616)	(59,587)
Proceeds from debt and equity securities	27,410	16,035
Change in receivable from stockholders	—	—
Acquisition, net of cash acquired	(18,466)	—
Cost of fixed asset purchases	(544)	(648)

Net Cash Used In Investing Activities	(23,780)	(56,396)

Cash Flows From Financing Activities
Stock issued on stock options exercised	521	—
Purchase of treasury stock	(499)	—

Net Cash Provided By Financing Activities	22	—

Net Decrease In Cash and Cash Equivalents	2,404	(4,768)
Cash and Cash Equivalents, beginning of period	18,432	14,335

Cash and Cash Equivalents, end of period	$20,836	$9,567

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,787	$965
Income taxes	$—	$915
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements and notes of First Mercury Financial Corporation and Subsidiaries (“FMFC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers are urged to review the Company’s 2007 audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited annual consolidated financial statements.
     Significant intercompany transactions and balances have been eliminated.
Use of Estimates
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of intangible assets.
     Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 10) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
2. MERGERS AND ACQUISITIONS
American Management Corporation
     On February 1, 2008, we completed the acquisition of all of the issued and outstanding shares of common stock of American Management Corporation (“AMC”). AMC is a managing general agency (“MGA”) that has focused primarily on the niche fuel-related marketplace for over 20 years. In addition, AMC owns and operates American Underwriters Insurance Company (“AUIC”), a single state, non-standard auto insurance company domiciled in the state of Arkansas, and AMC Re, Inc. (“AMC Re”), a captive reinsurer incorporated under the laws of Arkansas. AMC underwrites premiums for third party carriers and for AUIC. The acquisition gave the Company access to an established and experienced specialty admitted underwriting franchise with a definable niche market.
     The cash purchase price was $38.1 million, which was financed through cash on hand. We incurred $0.4 million in acquisition related costs, which are included in the initial cost of the investment of $38.5 million. In connection with the acquisition, the Company and the seller entered into an escrow agreement whereby $4.0 million of the cash purchase price was escrowed with a major financial institution to partially secure the majority selling shareholder’s indemnity obligations of up to $12.0 million under the stock purchase agreement.
     The results of operations of AMC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $13.4 million was recorded as goodwill in the amount of $25.1 million. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill is not expected to be deductible for income tax purposes.
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

$ in thousands
Assets Acquired
Investments	$8,988
Cash and cash equivalents	20,012
Premiums receivable	19,570
Other assets	1,133
Goodwill	25,080
Intangible assets:
Agent relationships	9,150
Tradename	2,130
Customer relationships	520

Total Assets Acquired	$86,583

Liabilities Assumed
Premiums payable to insurance companies	$23,218
Loss and loss adjustment expense reserves	4,490
Unearned premium reserves	1,734
Deferred federal income taxes	3,917
Accounts payable, accrued expenses, and other liabilities	14,745

Total Liabilities Assumed	48,104

Net Assets Acquired	$38,479

     Agent relationships are being amortized as the economic benefits of these intangible assets are utilized over their estimated useful lives of approximately 18 years. The tradename is being amortized on a straight-line basis over its estimated useful life of 20 years. The customer relationships are being amortized on a straight-line basis, which approximates the utilization of the economic benefits of these assets, over their estimated useful lives of 15 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
2. MERGERS AND ACQUISITIONS — (Concluded)
     In connection with the AMC acquisition, we entered into an operating lease agreement for real property in Conway, Arkansas with an entity owned by the former majority shareholder and current president of AMC. The lease term is for ten years, with annual rent of approximately $0.5 million, payable in monthly installments.
     The following table summarizes the unaudited pro forma financial information for the periods indicated as if the AMC acquisition had occurred at the beginning of the periods being presented. The pro forma information contains the actual combined results of AMC and the Company, with the results prior to the acquisition date including the pro forma impact of the amortization of the acquired intangible assets. These pro forma amounts do not purport to be indicative of the actual results that would have been experienced if the acquisition occurred as of the beginning of each of the periods presented or that may be experienced in the future.

	Pro Forma for the
	Quarter Ended
	March 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Revenues	$58,649	$61,531
Net income	9,748	10,323
Basic earnings per share	0.54	0.60
Diluted earnings per share	0.52	0.57
3. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands,
	except share and per share data)
Net income available to common	$9,721	$9,967

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	18,106,063	17,331,901

Dilutive effect of stock options	686,122	837,213
Dilutive effect of unvested restricted stock	1,079	14,727

Dilutive number of common and common equivalent shares outstanding	18,793,264	18,183,841

Basic Net Income Per Common Share	$0.54	$0.58

Diluted Net Income Per Common Share	$0.52	$0.55

Anti-dilutive shares excluded from diluted net income per common share	706,188	16,181

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
4. INCOME TAXES
     At March 31, 2008 and December 31, 2007, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require disclosure under FIN 48. Although the IRS is not currently examining any of our income tax returns, tax years 2004, 2005 and 2006 remain open and are subject to examination.
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
5. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$272,365	$191,013
Less reinsurance recoverables	91,444	66,926

Net Balance, beginning of period	180,921	124,087

AUIC net reserves, date of acquisition	4,490	—

Incurred Related To
Current year	23,444	24,069
Prior years	—	(115)

Total Incurred	23,444	23,954

Paid Related To
Current year	334	177
Prior years	10,275	5,719

Total Paid	10,609	5,896

Net Balance	198,246	142,145
Plus reinsurance recoverables	103,068	69,126

Balance, end of period	$301,314	$211,271

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
6. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Written Premiums
Direct	$76,214	$59,334
Assumed	4,993	1,266
Ceded	(22,704)	(26,140)

Net Written Premiums	$58,503	$34,460

Earned Premiums
Direct	$68,653	$53,374
Assumed	3,752	1,086
Ceded	(27,679)	(11,064)
Earned but unbilled premiums	(1,155)	1,533

Net Earned Premiums	$43,571	$44,929

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
     The Company’s 2008 and 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $38.3 million and $35.8 million as Funds held under reinsurance treaties in the accompanying Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $17.9 million and $4.5 million at March 31, 2008 and 2007, respectively.
7. RELATED PARTY TRANSACTIONS
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement has a three year term and provides for an annual consulting fee of $1.0 million. The Company recorded consulting expense of $0.3 million for the three months ended March 31, 2008 and 2007 related to this agreement.
8. HYBRID INSTRUMENTS
     On January 1, 2007, the Company elected to adopt the fair value provisions of FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for all of its convertible securities which were previously accounted for as embedded derivatives in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company adopted SFAS 155 in order to simplify the accounting for these convertible securities. On January 1, 2007, unrealized gains on these convertible securities were $0.5 million and unrealized losses were $0.3 million. The adoption of SFAS 155 resulted in a cumulative effect adjustment of $0.1 million, net of tax, to reclassify the unrealized holding gain on the host portion of the convertible securities into retained earnings.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
8. HYBRID INSTRUMENTS — (Concluded)
     As of March 31, 2008 and December 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $34.0 million and $36.2 million, respectively. Convertible bonds and bond units had a market value of $27.9 million and $32.1 million and were included in Debt securities in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. Convertible preferred stocks had a market value of $6.1 million and $4.1 million and were included in Equity securities and other in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. Prior to March 31, 2008, the Company had a security that converted into common stock. The common stock had a market value of $1.8 million at March 31, 2008 and was included in Equity securities and other in the Consolidated Balance Sheets. The Company recorded a reduction in the fair value of the hybrid instruments of $0.3 million and $0.2 million in Net realized gains on investments for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
9. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,388 at March 31, 2008, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended March 31, 2008, the Company granted 148,500 stock options and 15,000 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years commencing on March 6, 2009. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three months ended March 31, 2007, the Company granted 216,188 stock options to employees and 4,188 shares of restricted stock to non-employee directors under the Omnibus plan. The stock options vest in three equal installments over a period of three years commencing on March 8, 2008. The shares of restricted stock vested immediately, but were not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and was recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 755,364 at March 31, 2008.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
9. STOCK COMPENSATION PLANS — (Continued)
     The following table summarizes stock option activity for the three months ended March 31, 2008 and 2007.

	1998 Plan		Omnibus Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	216,188	20.75
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2007	927,775	$2.24	466,188	$18.74

Outstanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	148,500	14.93
Forfeited during the period	—	—	12,700	18.77
Exercised during the period	287,960	1.81	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2008	639,815	$2.48	709,488	$18.24

Exercisable at:
March 31, 2007	927,775	$2.24	—	$—
March 31, 2008	639,815	2.48	150,355	18.75
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $9.6 million at March 31, 2008. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at March 31, 2008.
     The total intrinsic value of stock options exercised was $4.5 million for the three months ended March 31, 2008.
     The number of stock option awards outstanding and exercisable at March 31, 2008 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	March 31, 2008	Contractual Life	Share	March 31, 2008	Share
1998 Plan
$1.73 - $1.95	522,802	3.36 Years	$1.71	522,802	$1.71
$4.86 - $6.49	117,013	2.51	5.92	117,013	5.92

Total	639,815	3.21	2.48	639,815	2.48

Omnibus Plan
$14.93 - $20.75	709,488	8.08 Years	$18.24	150,355	$18.75

Total	709,488	8.08	18.24	150,355	18.75

     As of March 31, 2008, there was approximately $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
9. STOCK COMPENSATION PLANS — (Concluded)
     The fair value of stock options granted during the three months ended March 31, 2008 and 2007 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Omnibus Plan
Expected term	6.0	5.0
Expected stock price volatility	29.23%	26.50%
Risk-free interest rate	2.90%	4.50%
Expected dividend yield	—	—
Estimated fair value per option	$5.13	$6.71
     The expected term of options was determined based on the simplified method from SEC Staff Accounting Bulletin 107 (“SAB 107”), as amended by Staff Accounting Bulletin 110 (“SAB 110”). Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group with consideration given to the Company’s historical volatility. Prior to the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past.
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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $0.3 million and $30,000 for the three months ended March 31, 2008 and 2007, respectively.
10. FAIR VALUE MEASUREMENT
     Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The change in the fair value of these investments is recorded as a component of Other comprehensive income.
     We adopted FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. On January 1, 2008, we elected not to measure any eligible items using the fair value option in accordance with SFAS 159. We believe the current accounting is appropriate for our available-for-sale investments as we have the intent and ability to hold our investments, therefore, SFAS 159 did not have any impact on our consolidated financial condition or results of operations on the adoption date.
     We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)
10. FAIR VALUE MEASUREMENT — (Continued)
fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, or “market approach” as defined by SFAS 157. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 will not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
     SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:
     • Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government notes, treasury bills and mortgage-backed securities issued by the Government National Mortgage Association; highly liquid cash management funds; and short-term certificates of deposit.
     • Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and equity securities and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.
     • Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2008. These securities were classified as Level 2 at March 31, 2008 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Concluded)
(Unaudited)
10. FAIR VALUE MEASUREMENT — (Concluded)
     The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$392,768	$6,393	$386,375
Equity securities	2,363	2,353	10
Short-term investments	35,083	32,057	3,026
Hybrid securities	33,990	—	33,990
Alternative investments	9,718	—	9,718

Total	$473,922	$40,803	$433,119

     During March 2008, the Company invested $10.0 million in a limited partnership, which invests in high yield convertible securities. The Company elected the fair value option for this investment in accordance with SFAS 159. The change in fair value of this investment is recorded in Net investment income and Net realized gains in the Condensed Consolidated Statements of Income.
     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 1 measurement.
11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Unrealized holding gains (losses) on securities, net of tax	$2,440	$(687)
Fair value of interest rate swap, net of tax	(1,226)	(94)

Total accumulated other comprehensive loss	$1,214	$(781)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; competition risk; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 34 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last seven years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
     First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), All Nation Insurance Company (“ANIC”), American Risk Pooling Consultants, Inc. (“ARPCO”), and First Mercury Emerald Insurance Services, Inc. (“FM Emerald”).
     CoverX produces and underwrites insurance policies for which we retain risk and receive premiums. As a wholesale insurance broker, CoverX markets our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX also provides underwriting services with respect to the insurance policies it markets in that it reviews the applications submitted for insurance coverage, decides whether to accept all or part of the coverage requested and determines applicable premiums. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers.
     FM Emerald is a wholesale insurance agency producing commercial lines business on primarily an excess and surplus lines basis for CoverX via a producer agreement. As a wholesale insurance agency, FM Emerald markets insurance products for CoverX through a nationwide network of wholesale and retail insurance brokers who then distribute these products through retail insurance brokers.
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
     On February 1, 2008, we acquired 100% of the issued and outstanding common stock of American Management Corporation (“AMC”). AMC is a managing general agency writing primarily commercial lines package policies focused primarily on the niche fuel-related marketplace. AMC distributes these insurance policies through a nationwide distribution system of independent general agencies. AMC underwrites these policies for third party insurance carriers and receives commission income for its services. AMC also provides claims handling and adjustment services for policies produced by AMC and directly written for third parties. In addition, AMC owns and operates American Underwriters Insurance Company (“AUIC”), a single state, non-standard auto insurance company domiciled in the state of Arkansas, and AMC Re, Inc. (“AMC Re”), a captive reinsurer incorporated under the provisions of the laws of Arkansas.
     Premiums Produced
     We use the operational measure “premiums produced” to identify premiums generated from insurance policies sold through our underwriting platforms, including CoverX, on insurance policies that it produces and underwrites on behalf of our insurance subsidiaries and under fronting relationships. Premiums produced includes both our direct written premiums and premiums directly written by our fronting insurers, all of which are produced and underwritten by our underwriting platforms, including CoverX. Although the premiums billed by us under fronting relationships are directly written by the fronting insurer, we control the ultimate placement of those premiums, by either assuming the premiums by our insurance subsidiaries or arranging for the premiums to be ceded to third party reinsurers. The operational measure “premiums produced” is used by our management, reinsurers, creditors and rating agencies as a meaningful measure of the dollar growth of our underwriting operations because it represents the premiums that we control by directly writing insurance and by our fronting relationships. It is also a key indicator of our insurance underwriting operations’ revenues, and is the basis for broker commission expense calculations in our consolidated income statement. We generate direct and net earned premium income from premiums directly written by our insurance subsidiaries, and generate commission income, profit sharing commission income and assumed written and earned premiums from premiums directly written by third party insurance companies. We believe that premiums produced is an important operational measure of our insurance underwriting operations, and refer to it in the following discussion and analysis of financial condition and results of our operations.
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
     Readers are also urged to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to the audited consolidated financial statements thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.
     Use of Estimates
     In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of intangible assets.
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
     Our reserves for losses and loss adjustment expenses at March 31, 2008 and December 31, 2007, gross and net of ceded reinsurance were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Gross
Case reserves	$79,663	$69,699
IBNR and ULAE reserves	221,651	202,666

Total reserves	$301,314	$272,365

Net of reinsurance
Case reserves	$59,885	$52,668
IBNR and ULAE reserves	138,361	128,253

Total	$198,246	$180,921

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three months ended March 31, 2008 and 2007. Alternative investments consist of our investment in a limited partnership, which invests in high yield convertible securities. This alternative investment is accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the three months ended March 31, 2008. There were no alternative investments for the three months ended March 31, 2007.
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

     Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following table summarizes our results for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$43,571	$44,929	(3)%
Commissions and fees	7,029	4,657	51
Net investment income	4,853	3,294	47
Net realized gains on investments	1	135	(99)

Total Operating Revenues	55,454	53,015	5

Operating Expenses
Losses and loss adjustment expenses, net	23,444	23,954	(2)
Amortization of intangible assets	539	307	76
Other operating expenses	15,265	12,469	22

Total Operating Expenses	39,248	36,730	7

Operating Income	16,206	16,285	(0)
Interest Expense	1,899	1,089	74

Income Before Income Taxes	14,307	15,196	(6)
Income Taxes	4,586	5,229	(12)

Net Income	$9,721	$9,967	(2)%

Loss Ratio	53.8%	53.3%	0.5 points
Underwriting Expense Ratio	21.2%	20.4%	0.8 points

Combined Ratio	75.0%	73.7%	1.3 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the three months ended March 31, 2008 were $81.3 million, a $17.0 million, or 27%, increase over $64.3 million in premiums produced during the three months ended March 31, 2007. Our three new niche specialty liability classes added during the second quarter of 2007 generated approximately $10.3 million in premiums produced. In addition, our new E&S underwriting platform, FM Emerald, generated approximately $5.6 million in premiums produced. AUIC contributed approximately $1.4 million of premiums produced. Audit premiums on expiring policies increased $0.3 million.

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
Written premiums
Direct	$76,214	$59,334	28%
Assumed	4,993	1,266	294
Ceded	(22,704)	(26,140)	(13)

Net written premiums	$58,503	$34,460	70%

Earned premiums
Direct	$68,653	$53,374	29%
Assumed	3,752	1,086	245
Ceded	(27,679)	(11,064)	150
Earned but unbilled premiums	(1,155)	1,533	(175)

Net earned premiums	$43,571	$44,929	(3)%

     Direct written premiums increased $16.9 million, or 28%, primarily due to the three new niche specialty liability classes, the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the three months ended March 31, 2008. Direct earned premiums increased $15.3 million in the three months ended March 31, 2008, or 29%, compared to the three months ended March 31, 2007.
     Assumed written premiums increased $3.7 million, or 294%, and assumed earned premiums increased $2.7 million or 245%. The increase in assumed written premiums is primarily due to an increase in the assumed quota share from 30% to 100% on the admitted legal liability business written through a fronting insurer.
     Ceded written premiums decreased $3.4 million, or 13%, and ceded earned premiums increased $16.6 million, or 150%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Ceded written premiums decreased principally due to purchasing 10% quota share reinsurance effective January 1, 2008, while the Company purchased 35% quota share reinsurance during the first quarter of 2007, offset somewhat by the increase in direct and assumed written premiums subject to the quota share arrangement and the purchase of 50% quota share reinsurance on a portion of the new niche specialty premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the three months ended March 31, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended March 31, 2007 by approximately $17.6 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums decreased $2.7 million, or 175%, primarily due to the fact that there were no earned but unbilled premiums related to the December 31, 2006 50% quota share reinsurance transaction during the three months ended March 31, 2008.

     Commissions and Fees

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,329	$1,872	(29)%
Insurance services commissions and fees	5,700	2,785	105

Total commissions and fees	$7,029	$4,657	51%

     Insurance underwriting commissions and fees decreased $0.5 million, or 29%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, principally due to decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally ARPCO and AMC income and not related to premiums produced, increased $2.9 million, or 105%, principally as the result of acquisition of AMC.
     Net Investment Income and Realized Gains on Investments. During the three months ended March 31, 2008, net investment income was $4.9 million, a $1.6 million, or 47%, increase from $3.3 million reported for the three months ended March 31, 2007 primarily due to the increase in invested assets over the period. At March 31, 2008, invested assets were $473.9 million, a $113.9 million, or 32%, increase over $360.0 million of invested assets at March 31, 2007. This increase was due to increases in net written premiums and proceeds from the issuance of trust preferred securities. The annualized investment yield (net of investment expenses) was 4.0% at March 31, 2008 and 2007. The annualized tax equivalent yield on total investments was 4.8% for the three months ended March 31, 2008 and 2007.
     During the three months ended March 31, 2008, net realized capital gains were $1.0 thousand, a $0.1 million decrease over the net realized gain of $0.1 million during the three months ended March 31, 2007. The first quarter 2008 net realized capital gains were principally due to sales of investment securities at gains of approximately $0.2 million, offset by mark to market declines in convertible securities carried at market in accordance with SFAS 155 during the three months ended March 31, 2008 of approximately $0.2 million.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred decreased $0.6 million, or 2%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily due to the decrease in net earned exposures reflected in the 3% decrease in net earned premiums offset by an increase in the accident year loss and loss adjustment expense ratio.
     Other Operating Expenses

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$8,213	$8,739	(6)%
Ceded reinsurance commissions	(8,483)	(8,258)	3
Other underwriting and operating expenses	15,535	11,988	30

Other operating expenses	$15,265	$12,469	22%

     During the three months ended March 31, 2008, other operating expenses increased $2.8 million, or 22%, from the three months ended March 31, 2007. Amortization of deferred acquisition expenses decreased by $0.5 million, or 6%. Ceded reinsurance commissions increased $0.2 million, or 3%, principally due to the effect of purchasing 10% quota share reinsurance during the first quarter of 2008 compared to purchasing 35% quota share reinsurance during the first quarter of 2007, offset by changes in ceding commission rates and additional ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $3.5 million, or 30%, principally due to an increase of $1.1 million in commissions and other acquisition costs, net deferrals of acquisition costs, and an increase of $2.4 million in general and underwriting expenses during the three months ended March 31, 2007.

     Interest Expense
     Interest expense increased $0.8 million, or 74%, from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to a $0.4 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007, and a $0.4 million increase in the change in fair value of the interest rate swap on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income taxes. Our effective tax rates were approximately 32.1% for the three months ended March 31, 2008 and 34.4% for the three months ended March 31, 2007 primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
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
     The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions and taxes and making investments. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC, ANIC and AUIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.
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

     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$26,162	$51,628
Investing activities	(23,780)	(56,396)
Financing activities	22	—

Change in cash and cash equivalents	$2,404	$(4,768)

     Net cash provided by operating activities for the three months ended March 31, 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities for the three months ended March 31, 2007 was primarily from cash received on net written premiums, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the three months ended March 31, 2007 and 2008 were retained on a “funds withheld” basis in accordance with the Company’s 10% and 35%, which was amended to 25% on October 1, 2007, quota share reinsurance contracts.
     Net cash used in investing activities for the three months ended March 31, 2008 and 2007 primarily resulted from our net investment in short-term, debt and equity securities, and for the acquisition of AMC. The $32.6 million decrease in net cash used in investing activities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was principally a result of decreased net cash flow provided by operating activities as described above.
     Net cash provided by financing activities for the three months ended March 31, 2008 resulted from the issuance of common stock as a result of the exercise of stock options offset by the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan. There were no amounts provided by or used in financing activities for the three months ended March 31, 2007.
     Based on historical trends, market conditions, and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our liquidity needs in the next twelve months. Because economic, market and regulatory conditions may change, however, there can be no assurances that our funds will be sufficient to meet our liquidity needs. In addition, competition, pricing, the frequency and severity of losses, and interest rates could significantly affect our short-term and long-term liquidity needs.
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable rate annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At March 31, 2008, the three month LIBOR rate was 3.06%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At March 31, 2008, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At March 31, 2008, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At March 31, 2008, our investments had a market value of $473.9 million and consisted of the following investments:

	March 31, 2008
	Market Value	% of Portfolio
	(Dollars in thousands)
Money Market Funds	$32,057	6.8%
Certificates of Deposit	3,026	0.6%
Treasury Securities	6,393	1.3%
Agency Securities	1,496	0.3%
Corp / Preferred	57,350	12.1%
Municipal Bonds	216,690	45.7%
Asset backed Securities	44,161	9.3%
Mortgages	66,678	14.1%
Convertible Securities	33,990	7.2%
High Yield Convertible Fund	9,718	2.1%
Common Stock	2,353	0.5%
Other	10	0.0%

Total	$473,922	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at March 31, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life	% of Total Investment
Less than one year	20.9%
One to two years	9.1%
Two to three years	17.0%
Three to four years	15.5%
Four to five years	11.8%
Five to seven years	9.7%
More than seven years	16.0%

Total	100.0%

     The effective duration of the portfolio as of March 31, 2008 is approximately 3.1 years and the tax-effected duration is 2.7 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and tax-effected duration are 3.5 years and 3.0 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.0% for three months ended March 31, 2008 and 2007. The annualized tax equivalent yield on total investments was 4.8% for the three months ended March 31, 2008 and 2007.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at March 31, 2008. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of March 31, 2008 as a percentage of total market value.

S&P Rating	% of Total Investments
AAA	65.7%
AA	14.7%
A	10.1%
BBB	5.2%
BB	1.3%
B	2.2%
CCC	0.1%
NR	0.7%

Total	100.0%

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
     At March 31, 2008, the Company held CMO’s classified as available-for-sale with a fair value of $33.2 million. Approximately 52.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by government sponsored enterprises (“GSE”) such as GNMA, FNMA or FHLMC. In addition, at March 31, 2008, the Company held $31.3 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $27.3 million, of which 83.0% are pre-2006 vintage, at March 31, 2008. The average subordination of our CMBS portfolio was 28.0% and comprised mainly of super senior structures. The average loan to value ratio at origination was 68.0%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $2.5 million at March 31, 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on all of these securities and obligations held by the Company at March 31, 2008 was AA.
     The Company’s fixed maturity investment portfolio at March 31, 2008 included securities issued by numerous municipalities with a total carrying value of $216.7 million. Approximately $47.9 million, or 22.1%, were pre-refunded (escrowed with Treasuries). Approximately $125.9 million, or 58.1%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance generally results in a rating of AAA being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $125.9 million of insured municipal securities in the Company’s investment portfolio at March 31, 2008, approximately 98.7% were rated at A- or above, and approximately 77.2% were rated at AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at March 31, 2008. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collaterized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $20.8 million at March 31, 2008.
     At March 31, 2008 the total unrealized loss of all impaired securities totaled $3.2 million. This represents approximately 0.7% of quarter-end invested assets of $473.9 million.
     For the three months ended March 31, 2008, we sold approximately $2.8 million of market value of securities, which were trading below amortized cost while recording a realized loss of approximately $0.1 million. This loss represented 3.6% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the three months ended March 31, 2008, $12.7 million of the costs were deferred. Deferred policy acquisition costs totaled $19.3 million, or 22.4% of unearned premiums (net of reinsurance), at March 31, 2008.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Direct written premiums	$76,214	$59,334
Ceded written premiums	22,704	26,140

Net written premiums	$53,510	$33,194

Ceded written premiums as percentage of direct written premiums	29.8%	44.1%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Ceded written premiums	$22,704	$26,140
Ceded premiums earned	27,679	11,064
Losses and loss adjustment expenses ceded	14,893	3,981
Ceding commissions	10,866	3,021
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $10.5 million net cash paid for the three months ended March 31, 2008 compared to net cash paid of $8.2 million for the three months ended March 31, 2007.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On March 31, 2008, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On March 31, 2008, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On March 31, 2008 and December 31, 2007, FMFC had a net amount of recoverables from reinsurers of $157.2 million and $157.6 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 10 to the condensed consolidated financial statements, which is incorporated herein by reference) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 9, 2008

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith