Form 10-Q
period 2008-06-30
FIRST MERCURY FINANCIAL CORP
filed 2008-08-08
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission File Number 001-33077
FIRST MERCURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3164336 (I.R.S. Employer Identification No.)

29110 Inkster Road Suite 100 Southfield, Michigan (Address of Principal Executive Offices)	48034 (Zip Code)
Registrant’s telephone number, including area code: (800) 762-6837
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on August 1, 2008 was 18,335,852.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$437,952	$402,418
Equity securities and other	21,516	4,529
Short-term	64,811	52,341

Total Investments	524,279	459,288
Cash and cash equivalents	20,790	18,432
Premiums and reinsurance balances receivable	61,565	38,278
Accrued investment income	4,733	4,481
Accrued profit sharing commissions	9,811	14,220
Reinsurance recoverable on paid and unpaid losses	118,981	96,995
Prepaid reinsurance premiums	47,596	52,718
Deferred acquisition costs	21,852	14,257
Intangible assets, net of accumulated amortization	40,476	36,651
Goodwill	25,090	—
Other assets	15,597	11,964

Total Assets	$890,770	$747,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$324,502	$272,365
Unearned premium reserves	140,117	123,469
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	42,522	35,799
Premiums payable to insurance companies	22,945	2,163
Reinsurance payable on paid losses	2,803	3,958
Deferred federal income taxes	3,228	217
Accounts payable, accrued expenses, and other liabilities	20,540	12,920

Total Liabilities	623,670	517,904

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 18,335,852 and 17,972,353 shares	183	180
Paid-in-capital	168,594	165,836
Accumulated other comprehensive income (loss)	(1,788)	1,177
Retained earnings	100,610	62,187
Treasury stock; 33,600 and 0 shares	(499)	—

Total Stockholders’ Equity	267,100	229,380

Total Liabilities and Stockholders’ Equity	$890,770	$747,284

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$46,559	$43,571	$90,130	$88,500
Commissions and fees	7,086	2,064	11,139	3,917
Net investment income	5,216	3,870	10,064	7,164
Net realized gains (losses) on investments	(1,812)	627	(1,811)	762

Total Operating Revenues	57,049	50,132	109,522	100,343

Operating Expenses
Losses and loss adjustment expenses, net	25,732	22,488	49,177	46,442
Amortization of deferred acquisition expenses	9,096	7,557	17,310	16,296
Underwriting, agency and other expenses	11,615	4,642	17,598	7,307
Amortization of intangible assets	515	167	913	333

Total Operating Expenses	46,958	34,854	84,998	70,378

Operating Income	10,091	15,278	24,524	29,965
Interest Expense	1,476	986	2,940	1,968
Change in Fair Value of Derivative Instruments	(262)	(127)	174	(19)

Income From Continuing Operations Before Income Taxes	8,877	14,419	21,410	28,016
Income Taxes	2,641	4,984	6,540	9,601

Income From Continuing Operations	6,236	9,435	14,870	18,415
Income From Discontinued Operations (including Gain on Sale of $21.4 million), Net of Taxes	22,467	1,069	23,553	2,055

Net Income	$28,703	$10,504	$38,423	$20,470

Basic Net Income Per Share:
Income From Continuing Operations	$0.34	$0.54	$0.82	$1.06
Income From Discontinued Operations	1.23	0.06	1.30	0.12

Total	$1.57	$0.60	$2.12	$1.18

Diluted Net Income Per Share:
Income From Continuing Operations	$0.33	$0.52	$0.79	$1.01
Income From Discontinued Operations	1.19	0.06	1.25	0.11

Total	$1.52	$0.58	$2.04	$1.12

Weighted Average Shares Outstanding:
Basic	18,259,602	17,428,006	18,182,832	17,380,219

Diluted	18,943,262	18,254,015	18,803,719	18,220,558

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
	(Dollars in thousands, except share data)

Balance, January 1, 2007	$174	$153,600	$(761)	$20,323	$(598)	$172,738
Common stock issued, net of issuance costs	7	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155	—	—	(133)	133	—	—
Stock-based compensation expense	—	511	—	—	—	511
Comprehensive income:
Net income	—	—	—	20,470	—	20,470
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $748	—	—	(1,389)	—	—	(1,389)
Change in fair value of interest rate swap, net of tax of ($124)	—	—	230	—	—	230
Less reclassification adjustment for gains included in net income, net of tax of $224	—	—	(416)	—	—	(416)

Total other comprehensive loss	—	—	—	—	—	(1,575)

Total comprehensive income	—	—	—	—	—	18,895

Balance, June 30, 2007	$181	$166,353	$(2,469)	$40,926	$(598)	$204,393

Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	597	—	—	—	600
Stock-based compensation expense	—	1,026	—	—	—	1,026
Stock-based compensation excess tax benefits		1,135				1,135
Common stock repurchased	—	—	—	—	(499)	(499)
Comprehensive income:
Net income	—	—	—	38,423	—	38,423
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $1,609	—	—	(2,989)	—	—	(2,989)
Change in fair value of interest rate swap, net of tax of ($16)	—	—	29	—	—	29
Less reclassification adjustment for gains included in net income, net of tax of $3	—	—	(5)	—	—	(5)

Total other comprehensive loss	—	—	—	—	—	(2,965)

Total comprehensive income	—	—	—	—	—	35,458

Balance, June 30, 2008	$183	$168,594	$(1,788)	$100,610	$(499)	$267,100

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$38,423	$20,470
Less: Income from discontinued operations	23,553	2,055

Income from continuing operations	14,870	18,415
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	1,656	689
Realized (gains) losses on investments	1,811	(762)
Deferrals of acquisition costs, net	(7,595)	5,963
Deferred income taxes	(906)	(3,511)
Stock-based compensation expense	1,026	511
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(3,717)	13,920
Accrued investment income	(251)	(899)
Receivable from related entity	76	(50)
Accrued profit sharing commissions	4,409	(1,803)
Reinsurance recoverable on paid and unpaid losses	(21,985)	(10,058)
Prepaid reinsurance premiums	5,122	(32,392)
Loss and loss adjustment expense reserves	47,647	44,849
Unearned premium reserves	14,914	24,899
Funds held under reinsurance treaties	6,723	19,268
Reinsurance payable on paid losses	(1,156)	1,951
Premiums payable to insurance companies	(2,437)	1,054
Other	(1,585)	(2,086)

Net Cash Provided By Operating Activities — Continuing Operations	58,622	79,958
Net Cash Provided By Operating Activities — Discontinued Operations	2,376	1,752

Net Cash Provided By Operating Activities — Total	60,998	81,710

Cash Flows From Investing Activities
Cost of short-term investments acquired	(291,974)	(224,301)
Proceeds from disposals of short-term investments	262,194	194,124
Cost of debt and equity securities acquired	(121,635)	(99,662)
Proceeds from debt and equity securities	69,863	30,733
Acquisition, net of cash acquired	(18,476)	—
Cost of fixed asset purchases	(543)	(2,117)

Net Cash Used In Investing Activities — Continuing Operations	(100,571)	(101,223)
Net Cash Provided By Investing Activities — Discontinued Operations	41,830	—

Net Cash Used In Investing Activities — Total	(58,741)	(101,223)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	12,249
Stock issued on stock options exercised	600	—
Purchase of treasury stock	(499)	—

Net Cash Provided By Financing Activities	101	12,249

Net Increase (Decrease) In Cash and Cash Equivalents	2,358	(7,264)
Cash and Cash Equivalents, beginning of period	18,432	14,335

Cash and Cash Equivalents, end of period	$20,790	$7,071

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,199	$1,911
Income taxes	$8,000	$13,415
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
     Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 11) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

$ in thousands

Assets Acquired
Investments	$8,988
Cash and cash equivalents	20,012
Premiums receivable	19,570
Other assets	1,133
Goodwill	25,090
Intangible assets:
Agent relationships	9,150
Tradename	2,130
Customer relationships	520

Total Assets Acquired	$86,593

Liabilities Assumed
Premiums payable to insurance companies	$23,218
Loss and loss adjustment expense reserves	4,490
Unearned premium reserves	1,734
Deferred federal income taxes	3,917
Accounts payable, accrued expenses, and other liabilities	14,745

Total Liabilities Assumed	48,104

Net Assets Acquired	$38,489

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

	Pro Forma for the		Pro Forma for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Revenues	$57,049	$60,602	$112,717	$119,330
Income from continuing operations	6,236	10,680	14,897	20,196
Income from ontinuing operations per basic share	0.34	0.61	0.82	1.16
Income from continuing operations per diluted share	0.33	0.59	0.79	1.11
3. DISCONTINUED OPERATIONS
     On June 27, 2008, the Company sold all of the outstanding shares of capital stock of ARPCO Holdings, Inc. and its subsidiaries (“ARPCO”) for a purchase price of $43.0 million. The net assets disposed of in the transaction were $7.2 million and were principally intangible assets. The Company incurred costs related to the transaction of $2.9 million and recorded a gain, net of income taxes, of $21.4 million which is included in Income from Discontinued Operations in the condensed consolidated statements of income.
     The operating results of discontinued operations included in the accompanying condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Revenues	$2,908	$2,839	$5,884	$5,642
Income Before Income Taxes	$1,620	$1,727	$3,533	$3,325

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
4. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)

Income From Continuing Operations	$6,236	$9,435	$14,870	$18,415
Income From Discontinued Operations	22,467	1,069	23,553	2,055

Net income available to common	$28,703	$10,504	$38,423	$20,470

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	18,259,602	17,428,006	18,182,832	17,380,219

Dilutive effect of stock options	678,837	823,432	616,572	831,270
Dilutive effect of unvested restricted stock	4,823	2,577	4,315	9,069

Dilutive number of common and common equivalent shares outstanding	18,943,262	18,254,015	18,803,719	18,220,558

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.34	$0.54	$0.82	$1.06
Income from Discontinued Operations	1.23	0.06	1.30	0.12

Total	$1.57	$0.60	$2.12	$1.18

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.33	$0.52	$0.79	$1.01
Income from Discontinued Operations	1.19	0.06	1.25	0.11

Total	$1.52	$0.58	$2.04	$1.12

Anti-dilutive shares excluded from diluted net income per common share	932,188	95,292	932,188	49,273

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INCOME TAXES
     At June 30, 2008 and December 31, 2007, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require disclosure under FIN 48. Although the IRS is not currently examining any of our income tax returns, tax years 2004, 2005 and 2006 remain open and are subject to examination.
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
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$301,314	$211,271	$272,365	$191,013
Less reinsurance recoverables	103,068	69,126	91,444	66,926

Net Balance, beginning of period	198,246	142,145	180,921	124,087

AUIC net reserves, date of acquisition	—	—	4,490	—

Incurred Related To
Current year	25,732	23,225	49,177	47,294
Prior years	—	(737)	—	(852)

Total Incurred	25,732	22,488	49,177	46,442

Paid Related To
Current year	2,004	977	2,338	1,154
Prior years	11,381	5,179	21,657	10,898

Total Paid	13,385	6,156	23,995	12,052

Net Balance	210,593	158,477	210,593	158,477
Plus reinsurance recoverables	113,909	77,385	113,909	77,385

Balance, end of period	$324,502	$235,862	$324,502	$235,862

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)

Written Premiums
Direct	$75,761	$74,217	$151,974	$133,551
Assumed	4,153	3,101	9,146	4,367
Ceded	(27,673)	(33,241)	(50,376)	(59,381)

Net Written Premiums	$52,241	$44,077	$110,744	$78,537

Earned Premiums
Direct	$69,571	$56,818	$138,224	$110,192
Assumed	4,231	2,751	7,983	3,837
Ceded	(27,818)	(17,410)	(55,497)	(28,474)
Earned but unbilled premiums	575	1,412	(580)	2,945

Net Earned Premiums	$46,559	$43,571	$90,130	$88,500

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
     The Company’s 2008 and 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $42.5 million and $35.8 million as Funds held under reinsurance treaties in the accompanying Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $19.3 million and $9.8 million at June 30, 2008 and 2007, respectively.
8. RELATED PARTY TRANSACTIONS
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement had a three year term and provides for an annual consulting fee of $1.0 million. During the second quarter of 2008, the Company’s Board of Directors approved the termination of this consulting agreement and the Company recorded a charge of $1.3 million, of which $0.7 million was recorded as Discontinued Operations. In addition, the Company recorded consulting expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2007 and 2008 related to this agreement.
9. HYBRID INSTRUMENTS
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
9. HYBRID INSTRUMENTS — (Concluded)
     As of June 30, 2008 and December 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $35.7 million and $36.2 million, respectively. Convertible bonds and bond units had a market value of $29.7 million and $32.1 million and were included in Debt securities in the Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. Convertible preferred stocks had a market value of $6.0 million and $4.1 million and were included in Equity securities and other in the Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. The Company recorded a reduction in the fair value of the hybrid instruments of $1.2 million and $1.5 million in Net realized gains on investments for the three and six months ended June 30, 2008, respectively. As of June 30, 2008 and 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
10. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,388 at June 30, 2008, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three and six months ended June 30, 2008, the Company granted 226,000 and 374,500 stock options, respectively, to employees and 30,500 and 45,500 shares of restricted stock, respectively, to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three months ended June 30, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. During the three and six months ended June 30, 2007, the Company granted 10,000 and 226,188 stock options, respectively, to employees and 5,960 and 10,148 shares of restricted stock, respectively, to non-employee directors under the Omnibus plan. The stock options vest in three equal installments over a period of three years. The non-employee directors’ shares of restricted stock vested immediately, but were not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and was recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 486,740 at June 30, 2008.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS — (Continued)
     The following table summarizes stock option activity for the six months ended June 30, 2008 and 2007.

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price

Oustanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	226,188	20.74
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2007	927,775	$2.24	476,188	$18.78

Oustanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	374,500	16.38
Forfeited during the period	—	—	12,700	18.77
Exercised during the period	302,575	1.80	3,300	17.00
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2008	625,200	$2.50	932,188	$18.02

Exercisable at:
June 30, 2007	927,775	$2.24	—	$—
June 30, 2008	625,200	2.50	152,566	18.80
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $9.5 million at June 30, 2008. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at June 30, 2008.
     The total intrinsic value of stock options exercised was $4.8 million for the six months ended June 30, 2008.
     The number of stock option awards outstanding and exercisable at June 30, 2008 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	June 30, 2008	Contractual Life	Share	June 30, 2008	Share

1998 Plan
$1.73 — $1.95	508,187	3.06 Years	$1.72	508,187	$1.72
$4.86 — $6.49	117,013	2.26	5.92	117,013	5.92

Total	625,200	2.91	2.50	625,200	2.50

Omnibus Plan
$14.93 — $20.75	932,188	8.34 Years	$18.02	152,566	$18.80

Total	932,188	8.34	18.02	152,566	18.80

     As of June 30, 2008, there was approximately $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS — (Concluded)
     The fair value of stock options granted during the six months ended June 30, 2008 and 2007 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2008	2007

Omnibus Plan
Expected term	6.0	5.0
Expected stock price volatility	29.78%	26.50%
Risk-free interest rate	3.12%	4.50%
Expected dividend yield	—	—
Estimated fair value per option	$5.79	$6.71
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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $0.7 million and $1.0 million for the three and six months ended June 30, 2008, respectively. The Company recognized stock-based compensation expense of $0.5 million for the three and six months ended June 30, 2007, respectively.
11. FAIR VALUE MEASUREMENT
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
     We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. FAIR VALUE MEASUREMENT — (Continued)
and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, or “market approach” as defined by SFAS 157. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
     SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:
•   Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair values of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities; highly liquid U.S. Government notes, treasury bills and mortgage-backed securities issued by the Government National Mortgage Association; highly liquid cash management funds; and short-term certificates of deposit.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2008. These securities were classified as Level 2 at June 30, 2008 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Concluded)
(Unaudited)
11. FAIR VALUE MEASUREMENT — (Concluded)
     The following table presents our available-for-sale investments measured at fair value on a recurring basis as of June 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$408,511	$6,265	$402,246
Equity securities	545	545	—
Short-term investments	64,811	62,647	2,164
Hybrid securities	35,726	—	35,726
Alternative investments	14,686	—	14,686

Total	$524,279	$69,457	$454,822

     During March 2008, the Company invested $10.0 million in a limited partnership, which invests in high yield convertible securities. During June 2008, the Company invested $5.0 million in a limited partnership, which invests in distressed structured finance products. The Company elected the fair value option for these investments in accordance with SFAS 159. The change in fair value of this investment is recorded in Net investment income and Net realized gains in the Condensed Consolidated Statements of Income.
     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 1 measurement.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The Company’s accumulated other comprehensive loss included the following:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Unrealized holding losses on securities, net of tax	$(1,193)	$(2,691)
Fair value of interest rate swap, net of tax	(595)	222

Total accumulated other comprehensive loss	$(1,788)	$(2,469)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 35 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last eight years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
     First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC”), formerly known as All Nation Insurance Company, First Mercury Emerald Insurance Services, Inc. (“FM Emerald”), and American Management Corporation (“AMC”).
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
     FMIC and FMCC are two of our insurance subsidiaries. FMIC writes substantially all the policies produced by CoverX. FMCC provides reinsurance to FMIC. Effective January 1, 2007, FMIC and FMCC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and FMCC, including all past liabilities, are combined and apportioned between FMIC and FMCC in accordance with fixed percentages. Prior to the change in business model discussed below, FMIC and FMCC primarily provided quota share reinsurance to third party insurance companies that issued policies to CoverX customers under fronting arrangements. FMIC also provides claims handling and adjustment services for policies produced by CoverX and directly written by third parties.

     On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. ARPCO provided third party administrative services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services. ARPCO is solely a fee-based business and receives fees for these services and commissions on excess per occurrence insurance placed in the commercial market with third party companies on behalf of the pools.
     On February 1, 2008, we acquired 100% of the issued and outstanding common stock of American Management Corporation. AMC is a managing general agency writing primarily commercial lines package policies focused primarily on the niche fuel-related marketplace. AMC distributes these insurance policies through a nationwide distribution system of independent general agencies. AMC underwrites these policies for third party insurance carriers and receives commission income for its services. AMC also provides claims handling and adjustment services for policies produced by AMC and directly written for third parties. In addition, AMC owns and operates American Underwriters Insurance Company (“AUIC”), a single state, non-standard auto insurance company domiciled in the state of Arkansas, and AMC Re, Inc. (“AMC Re”), a captive reinsurer incorporated under the provisions of the laws of Arkansas.
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
     Our reserves for losses and loss adjustment expenses at June 30, 2008 and December 31, 2007, gross and net of ceded reinsurance were as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Gross
Case reserves	$85,500	$ 69,699
IBNR and ULAE reserves	239,002	202,666

Total reserves	$324,502	$272,365

Net of reinsurance
Case reserves	$62,009	$ 52,668
IBNR and ULAE reserves	148,584	128,253

Total	$210,593	$180,921

     Revenue Recognition
     Premiums. Premiums are recognized as earned using the daily pro rata method over the terms of the policies. When premium rates change, the effect of those changes will not immediately affect earned premium. Rather, those changes will be recognized ratably over the period of coverage. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies-in-force. As policies expire, we audit those policies comparing the estimated premium rating units that were used to set the initial premium to the actual premiums rating units for the period and adjust the premiums accordingly. Premium adjustments identified as a result of these audits are recognized as earned when identified.
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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three and six months ended June 30, 2008. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the three and six months ended June 30, 2008. There were no alternative investments for the three and six months ended June 30, 2007.
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

     Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table summarizes our results for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$46,559	$43,571	7%
Commissions and fees	7,086	2,064	243
Net investment income	5,216	3,870	35
Net realized gains (losses) on investments	(1,812)	627	(389)

Total Operating Revenues	57,049	50,132	14

Operating Expenses
Losses and loss adjustment expenses, net	25,732	22,488	14
Amortization of intangible assets	515	167	208
Other operating expenses	20,711	12,199	70

Total Operating Expenses	46,958	34,854	35

Operating Income	10,091	15,278	(34)
Interest Expense	1,214	859	41

Income From Continuing Operations Before Income Taxes	8,877	14,419	(38)
Income Taxes	2,641	4,984	(47)

Income From Continuing Operations	6,236	9,435	(34)%
Income From Discontinued Operations, Net of Income Taxes	22,467	1,069	2,002

Net Income	$28,703	$10,504	173%

Loss Ratio	55.3%	51.6%	3.7 points
Underwriting Expense Ratio	28.7%	22.4%	6.3 points

Combined Ratio	84.0%	74.0%	10.0 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the three months ended June 30, 2008 were $79.9 million, a $1.7 million, or 2.1%, increase over $78.3 million in premiums produced during the three months ended June 30, 2007. Our three new niche specialty liability classes added during the second quarter of 2007 generated an increase of approximately $1.4 million in premiums produced. In addition, our new E&S underwriting platform, FM Emerald, generated approximately $8.4 million in premiums produced. AUIC contributed approximately $1.6 million of premiums produced. These increases were partially offset by a decrease of $7.8 million in premiums produced from the Company’s specialty underwriting offices and a decrease in audit premiums on expiring policies of $1.5 million.

      Operating Revenue
     Net Earned Premiums

	Three Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Written premiums
Direct	$75,761	$74,217	2%
Assumed	4,153	3,101	34
Ceded	(27,673)	(33,241)	(17)

Net written premiums	$52,241	$44,077	19%

Earned premiums
Direct	$69,571	$56,818	22%
Assumed	4,231	2,751	54
Ceded	(27,818)	(17,410)	60
Earned but unbilled premiums	575	1,412	(59)

Net earned premiums	$46,559	$43,571	7%

     Direct written premiums increased $1.5 million, or 2%, primarily due to the three new niche specialty liability classes, the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the three months ended June 30, 2008 partially offset by a decrease in premiums written by the Company’s specialty underwriting offices and a decrease in audit premium. Direct earned premiums increased $12.8 million in the three months ended June 30, 2008, or 22%, compared to the three months ended June 30, 2007.
     Assumed written premiums increased $1.1 million, or 34%, and assumed earned premiums increased $1.5 million or 54%. The increase in assumed written premiums is primarily due to an increase in the assumed quota share from 30% to 100% in May 2007 on the admitted legal liability business written through a fronting insurer.
     Ceded written premiums decreased $5.6 million, or 17%, and ceded earned premiums increased $10.4 million, or 60%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Ceded written premiums decreased principally due to purchasing 15% quota share reinsurance effective April 1, 2008, while the Company purchased 35% quota share reinsurance during the second quarter of 2007, offset somewhat by the increase in direct and assumed written premiums subject to the quota share arrangement. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the three months ended June 30, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended June 30, 2007 by approximately $12.3 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums decreased $0.8 million, or 59%, primarily due to a modest increase in net earned premiums subject to audit during the three months ended June 30, 2008 compared to a more significant increase in net premiums earned subject to audit during the three months ended June 30, 2007.

      Commissions and Fees

	Three Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$1,426	$2,064	(31)%
Insurance services commissions and fees	5,660	—	N/M

Total commissions and fees	$7,086	$2,064	243%

     Insurance underwriting commissions and fees decreased $0.6 million, or 31%, from the three months ended June 30, 2007 to the three months ended June 30, 2008, principally due to decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally AMC income and not related to premiums produced, increased $5.7 million, as the result of the acquisition of AMC.
     Net Investment Income and Realized Gains (Losses) on Investments. During the three months ended June 30, 2008, net investment income was $5.2 million, a $1.3 million, or 35%, increase from $3.9 million reported for the three months ended June 30, 2007 primarily due to the increase in invested assets over the period. At June 30, 2008, invested assets were $524.3 million, a $128.4 million, or 32%, increase over $395.9 million of invested assets at June 30, 2007. This increase was due to increases in net written premiums, proceeds from the issuance of trust preferred securities, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis, and the proceeds from the sale of ARPCO. The annualized investment yield on total investments (net of investment expenses) was 4.0% at June 30, 2008 and 2007. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.7% at June 30, 2008 and 2007.
     During the three months ended June 30, 2008, net realized losses were $1.8 million compared to the net realized gains of $0.6 million during the three months ended June 30, 2007. The second quarter 2008 net realized losses were principally due to the mark to market declines in securities carried at market in accordance with SFAS 155 during the three months ended June 30, 2008 of approximately $1.4 million and a $0.2 million other-than-temporary impairment on a FHLMC Perpetual Preferred position.
      Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $3.2 million, or 14%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was primarily due to the increase in net earned exposures reflected in the 7% increase in net earned premiums and an increase in the accident year loss and loss adjustment expense ratio. Losses and loss adjustment expenses for three months ended June 30, 2007 included approximately $0.7 million in favorable development of December 31, 2006 and prior years’ loss adjustment expense reserves.
      Other Operating Expenses

	Three Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$9,096	$7,557	20%
Ceded reinsurance commissions	(8,313)	(10,611)	(22)
Other underwriting and operating expenses	19,928	15,253	31

Other operating expenses	$20,711	$12,199	70%

     During the three months ended June 30, 2008, other operating expenses increased $8.5 million, or 70%, from the three months ended June 30, 2007. Amortization of deferred acquisition expenses increased by $1.5 million, or 20%. Ceded reinsurance commissions decreased $2.3 million, or 22%, principally due to the effect of purchasing 15% quota share reinsurance during the second quarter of 2008 compared to purchasing 35% quota share reinsurance during the second quarter of 2007, offset by changes in ceding commission rates and additional ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $4.7 million, or 31%, principally due to an increase of $0.4 million in commissions and other acquisition costs, net deferrals of acquisition costs, and an increase of $4.5 million in general and underwriting expenses during the three months ended June 30, 2007.

      Interest Expense
     Interest expense increased $0.4 million, or 41%, from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase was primarily due to a $0.5 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 offset by a $0.1 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income taxes. Our effective tax rates were approximately 29.8% for the three months ended June 30, 2008 and 34.6% for the three months ended June 30, 2007 primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the three months ended June 30, 2008, income from discontinued operations consisted principally of the $21.4 million gain, net of taxes, on the sale of ARPCO. For the three months ended June 30, 2007, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.

     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table summarizes our results for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$90,130	$88,500	2%
Commissions and fees	11,139	3,917	184
Net investment income	10,064	7,164	40
Net realized gains (losses) on investments	(1,811)	762	338

Total Operating Revenues	109,522	100,343	9

Operating Expenses
Losses and loss adjustment expenses, net	49,177	46,442	6
Amortization of intangible assets	913	333	174
Other operating expenses	34,908	23,603	48

Total Operating Expenses	84,998	70,378	21

Operating Income	24,524	29,965	(18)
Interest Expense	3,114	1,949	60

Income From Continuing Operations Before
Income Taxes	21,410	28,016	(24)
Income Taxes	6,540	9,601	(32)

Income from Continuing Operations	14,870	18,415	(19)
Income from Discontinued Operations, Net of Income Taxes	23,553	2,055	1,046

Net Income	$38,423	$20,470	88%

Loss Ratio	54.6%	52.5%	2.1 points
Underwriting Expense Ratio	25.1%	21.4%	3.7 points

Combined Ratio	79.7%	73.9%	5.8 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the six months ended June 30, 2008 were $161.2 million, a $18.7 million, or 13%, increase over $142.5 million in premiums produced during the six months ended June 30, 2007. Our three new niche specialty liability classes added during the second quarter of 2007 contributed approximately $10.9 million in premiums produced growth. In addition, our new E&S underwriting platform, FM Emerald generated approximately $14.0 million in premiums produced. AUIC contributed approximately $3.0 million of premiums produced. These increases were partially offset by a decrease of $9.1 million in premiums produced from the Company’s specialty underwriting offices and a decrease in audit premiums on expiring policies of $1.4 million.

     Operating Revenue
     Net Earned Premiums

	Six Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Written premiums
Direct	$151,974	$133,551	14%
Assumed	9,146	4,367	109
Ceded	(50,376)	(59,381)	(15)

Net written premiums	$110,744	$78,537	41%

Earned premiums
Direct	$138,224	$110,192	25%
Assumed	7,983	3,837	108
Ceded	(55,497)	(28,474)	95
Earned but unbilled premiums	(580)	2,945	(120)

Net earned premiums	$90,130	$88,500	2%

     Direct written premiums increased $18.4 million, or 14%, primarily due to the three new niche specialty liability classes, the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the six months ended June 30, 2008 partially offset by a decrease in premiums written by the Company’s specialty underwriting offices and a decrease in audit premium. Direct earned premiums increased $28.0 million in the six months ended June 30, 2008, or 25%, compared to the six months ended June 30, 2007.
     Assumed written premiums increased $4.8 million, or 109%, and assumed earned premiums increased $4.1 million, or 108%. The increase in assumed written premiums is primarily due to an increase in the assumed quota share from 30% to 100% in May 2007 on the admitted legal liability business written through a fronting insurer.
     Ceded written premiums decreased $9.0 million, or 15%, and ceded earned premiums increased $27.0 million, or 95%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Ceded written premiums decreased principally due to purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the second quarter of 2008, while the Company purchased 35% quota share reinsurance during the six months ended June 30, 2007, offset somewhat by the increase in direct and assumed written premiums subject to the quota share arrangement and the purchase of 50% quota share reinsurance on a portion of the new niche specialty premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the six months ended June 30, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the six months ended June 30, 2007 by approximately $29.9 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums decreased $3.5 million, or 120%, primarily due to a modest increase in net premiums earned subject to audit during the six months ended June 30, 2008 compared to a more significant increase in net premiums earned subject to audit during the six months ended June 30, 2007.

     Commissions and Fees

	Six Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$2,755	$3,917	(30)%
Insurance services commissions and fees	8,384	—	N/M

Total commissions and fees	$11,139	$3,917	184%

     Insurance underwriting commissions and fees decreased $1.2 million, or 30%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, principally due to decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally AMC income and not related to premiums produced, increased $8.4 million, as the result of the acquisition of AMC.
     Net Investment Income and Realized Gains (Losses) on Investments. During the six months ended June 30, 2008, net investment income earned was $10.1 million, a $2.9 million, or 40%, increase from $7.2 million reported in the six months ended June 30, 2007 primarily due to the increase in invested assets over the period. At June 30, 2008, invested assets were $524.3 million, a $128.4 million, or 32.4%, increase over $395.9 million of invested assets at June 30, 2007. This increase was due to increases in net written premiums, proceeds from the issuance of trust preferred securities, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis, and the proceeds from the sale of ARPCO. The annualized investment yield on total investments (net of investment expenses) was 4.0% at June 30, 2008 and 2007. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.7% at June 30, 2008 and 2007.
     During the six months ended June 30, 2008 net realized losses on investments were $1.8 million compared to the net realized gains of $0.8 million during the six months ended June 30, 2007. The six months ended June 30, 2008 net realized losses were principally due to the mark to market declines in securities carried at market in accordance with SFAS 155 during the six months ended June 30, 2008 of approximately $2.1 million and a $0.2 million other-than-temporary impairment on a FHLMC Perpetual Preferred position. These realized losses were offset by net realized capital gains on the sale of investments of $0.5 million
      Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $2.7 million, or 6%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily due to the increase in net earned exposures reflected in the 2% increase in net earned premiums and an increase in the accident year loss and loss adjustment expense ratio. Losses and loss adjustment expenses for the six months ended June 30, 2007 included approximately $0.9 million in favorable development of December 31, 2006 and prior years’ loss adjustment expense reserves.
      Other Operating Expenses

	Six Months Ended
	June 30,
	2008	2007	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$17,310	$16,296	6%
Ceded reinsurance commissions	(16,795)	(18,098)	(7)
Other underwriting and operating expenses	34,393	25,405	35

Other operating expenses	$34,908	$23,603	48%

     During the six months ended June 30, 2008, other operating expenses increased $11.3 million, or 48%, from the six months ended June 30, 2007. Amortization of deferred acquisition expenses increased by $1.0 million, or 6%. Ceded reinsurance commissions decreased $1.3 million, or 7%, principally due to the effect of purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the second quarter of 2008 compared to purchasing 35% quota share reinsurance during the first six months of 2007, offset by changes in ceding commission rates and additional ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $9.0 million, or 35%, principally due to an increase of $1.5 million in commissions and other acquisition costs, net deferrals of acquisition costs, and an increase of $7.5 million in general and underwriting expenses during the six months ended June 30, 2007.
      Interest Expense
     Interest expense increased $1.2 million, or 60%, from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase was primarily due to a $1.0 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 and by a $0.2 million increase in the change in fair value of the interest rate swap on junior subordinated debentures as in discussed in “Liquidity and Capital Resources” below.”
     Income taxes. Our effective tax rates were approximately 30.5% and 34.3% for the six months ended June 30, 2008 and June 30, 2007, respectively, primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the condensed consolidated statements of income. For the six months ended June 30, 2008, income from discontinued operations consisted principally of the $21.4 million gain, net of taxes, on the sale of ARPCO. For the six months ended June 30, 2007, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.
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
     The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions and taxes and making investments. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC, FMCC, and AUIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.
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

     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$58,622	$79,958
Operating activities — discontinued operations	2,376	1,752
Investing activities — continuing operations	(100,571)	(101,223)
Investing activities — discontinued operations	41,830	—
Financing activities	101	12,249

Change in cash and cash equivalents	$2,358	$(7,264)

     Net cash provided by operating activities from continuing operations for the six months ended June 30, 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2007 was primarily from cash received on net written premiums, cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the six months ended June 30, 2007 and 2008 were retained on a “funds withheld” basis in accordance with the Company’s 10% from January 1, 2008 through March 31, 2008, 15% from April 1, 2008 through June 30, 2008 and 35%, which was amended to 25% on October 1, 2007, quota share reinsurance contracts.
     Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2008 and 2007 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     Net cash used in investing activities from continuing operations for the six months ended June 30, 2008 primarily resulted from our net investment in short-term, debt and equity securities, and for the acquisition of AMC. Net cash used in investing activities from continuing operations for the six months ended June 30, 2007 primarily resulted from our net investment in short-term, debt and equity securities.
     Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2008 was from cash received on the sale of ARPCO less cash disbursed for transaction costs. There were no cash flows from investing activity from discontinued operations for the six months ended June 30, 2007.
     Net cash provided by financing activities for the six months ended June 30, 2008 resulted from the issuance of common stock as a result of the exercise of stock options offset by the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan. Net cash provided by financing activities for the six months ended June 30, 2007 resulted from the net proceeds of a follow-on offering of common stock.
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
      Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable rate annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At June 30, 2008, the three month LIBOR rate was 2.68%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.

     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At June 30, 2008, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At June 30, 2008, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At June 30, 2008, our investments had a market value of $524.3 million and consisted of the following investments:

	June 30, 2008
	Market Value	% of Portfolio
	(Dollars in thousands)
Money Market Funds	$62,646	11.9%
Certificates of Deposit	2,164	0.4%
Treasury Securities	6,265	1.2%
Agency Securities	1,454	0.3%
Corp / Preferred	63,034	12.0%
Municipal Bonds	211,495	40.3%
Asset backed Securities	49,346	9.4%
Mortgages	76,918	14.7%
Convertible Securities	35,726	6.8%
High Yield Convertible Fund	9,686	1.9%
Structured Finance Fund	5,000	1.0%
Common Stock	545	0.1%

Total	$524,279	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at June 30, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	21.9%
One to two years	8.9%
Two to three years	15.0%
Three to four years	16.9%
Four to five years	12.5%
Five to seven years	11.0%
More than seven years	13.8%

Total	100.0%

     The effective duration of the portfolio as of June 30, 2008 is approximately 3.1 years and the taxable equivalent duration is 2.7 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.7 years and 3.2 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.0% at June 30, 2008 and 2007. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.7% at June 30, 2008 and 2007.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA+ at June 30, 2008. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of June 30, 2008 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	59.3%
AA	20.9%
A	10.7%
BBB	5.3%
BB	1.4%
B	2.2%
CCC	0.1%
NR	0.1%

Total	100.0%

     Within Mortgages, the Company invests in residential collateralized mortgage obligations (“CMO”) that typically have high credit quality and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does not purchase residual interests in CMO’s.
     At June 30, 2008, the Company held CMO’s classified as available-for-sale with a fair value of $37.5 million. Approximately 61.7% of those CMO holdings were guaranteed by or fully collateralized by securities issued by government sponsored enterprises (“GSE”) such as GNMA, FNMA or FHLMC. In addition, at June 30, 2008, the Company held $37.5 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $29.4 million, of which 85.0% are pre-2006 vintage, at June 30, 2008. The average subordination of our CMBS portfolio was 38.7% and comprised mainly of super senior structures. The average loan to value ratio at origination was 62.3%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $2.0 million at June 30, 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at June 30, 2008 was AA.
     The Company’s fixed maturity investment portfolio at June 30, 2008 included securities issued by numerous municipalities with a total carrying value of $211.5 million. Approximately $44.4 million, or 21%, were pre-refunded (escrowed with Treasuries). Approximately $134.7 million, or 63.7%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the monolines, results in a rating of AAA being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $134.7 million of insured municipal securities in the Company’s investment portfolio at June 30, 2008, approximately 98.0% were rated at A- or above, and approximately 66.4% were rated at AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at June 30, 2008. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collaterized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $20.8 million at June 30, 2008.
     At June 30, 2008 the total unrealized loss of all impaired securities totaled $5.2 million. This represents approximately 1% of quarter-end invested assets of $524.3 million. We recorded an other-than-temporary impairment on a FHLMC Perpetual Preferred position due to the significant increase in yields on recently issued Agency Preferred issues and the significantly decreased likelihood of the issue being called at the next call date of March 31, 2009. This other-than-temporary impairment was $0.2 million on a $0.5 million position to the market value of $0.3 million.
     For the six months ended June 30, 2008, we sold approximately $14.1 million of market value of securities, which were trading below amortized cost while recording a realized loss of approximately $0.9 million. The majority, or $8.5 million, were convertible securities sold at a loss of $0.6 million and classified as “trading”. Sales, other than convertibles were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the six months ended June 30, 2008, $15.2 million of the costs were deferred. Deferred policy acquisition costs totaled $21.9 million, or 23.6% of unearned premiums (net of reinsurance), at June 30, 2008.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Direct written premiums	$151,974	$133,551
Ceded written premiums	50,376	59,381

Net written premiums	$101,598	$74,170

Ceded written premiums as percentage of direct written premiums	33.1%	44.5%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Ceded written premiums	$50,376	$59,381
Ceded premiums earned	55,497	28,474
Losses and loss adjustment expenses ceded	29,347	14,282
Ceding commissions	19,716	8,365
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $22.3 million net cash paid for the six months ended June 30, 2008 compared to net cash paid of $18.2 million for the six months ended June 30, 2007.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On June 30, 2008, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On June 30, 2008, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On June 30, 2008 and December 31, 2007, FMFC had a net amount of recoverables from reinsurers of $165.0 million and $157.6 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 11 to the condensed consolidated financial statements, which is incorporated herein by reference)

and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On May 15, 2008, the Company held its annual meeting of stockholders at which stockholders:
(i)	elected to the Board of Directors of First Mercury Financial Corporation three class III directors; and

(ii)	ratified the appointment of BDO Seidman, LLP as independent registered public accounting firm for the Company for the year ending December 31, 2008.
     Voting results were as follows:
     (i)

Director Nominee	Votes For	Votes Withheld

Louis J. Manetti	14,813,302	2,640,066
Robert A. Oakley, Ph.D	15,800,910	1,652,458
Hollis W. Rademacher	15,801,440	1,651,928
     (ii)

	For	Against	Abstain

Ratification of appointment of BDO Seidman, LLP	17,335,987	116,939	442
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Executive Vice President and Chief Financial Officer

Date:	August 8, 2008

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934
32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith