Form 10-Q
period 2008-09-30
FIRST MERCURY FINANCIAL CORP
filed 2008-11-10
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
The number of shares of Common Stock, par value $0.01, outstanding on October 31, 2008 was 18,121,317.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)

ASSETS

Investments
Debt securities	$464,960	$402,418
Equity securities and other	19,463	4,529
Short-term	49,799	52,341

Total Investments	534,222	459,288
Cash and cash equivalents	22,595	18,432
Premiums and reinsurance balances receivable	52,109	38,278
Accrued investment income	4,835	4,481
Accrued profit sharing commissions	9,570	14,220
Reinsurance recoverable on paid and unpaid losses	133,325	96,995
Prepaid reinsurance premiums	48,484	52,718
Deferred acquisition costs	24,330	14,257
Intangible assets, net of accumulated amortization	39,924	36,651
Goodwill	25,483	—
Deferred federal income taxes	1,877	—
Other assets	15,484	11,964

Total Assets	$912,238	$747,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$356,250	$272,365
Unearned premium reserves	141,709	123,469
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	45,556	35,799
Premiums payable to insurance companies	24,176	2,163
Reinsurance payable on paid losses	722	3,958
Deferred federal income taxes	—	217
Accounts payable, accrued expenses, and other liabilities	17,760	12,920

Total Liabilities	653,186	517,904

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 18,121,317 and 17,972,353 shares	181	180
Paid-in-capital	165,949	165,836
Accumulated other comprehensive income (loss)	(7,243)	1,177
Retained earnings	100,664	62,187
Treasury stock; 33,600 and 0 shares	(499)	—

Total Stockholders’ Equity	259,052	229,380

Total Liabilities and Stockholders’ Equity	$912,238	$747,284

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$49,092	$41,155	$139,222	$129,655
Commissions and fees	4,757	2,226	15,896	6,143
Net investment income	5,571	4,359	15,635	11,523
Net realized gains (losses) on investments	(10,604)	355	(12,415)	1,117

Total Operating Revenues	48,816	48,095	158,338	148,438

Operating Expenses
Losses and loss adjustment expenses, net	27,537	20,886	76,713	67,328
Amortization of deferred acquisition expenses	10,798	7,570	28,107	23,866
Underwriting, agency and other expenses	8,999	3,841	26,599	11,148
Amortization of intangible assets	553	166	1,466	500

Total Operating Expenses	47,887	32,463	132,885	102,842

Operating Income	929	15,632	25,453	45,596
Interest Expense	1,440	1,054	4,380	3,022
Change in Fair Value of Derivative Instruments	(64)	295	110	275

Income (Loss) From Continuing Operations Before Income Taxes	(447)	14,283	20,963	42,299
Income Taxes	(948)	4,752	5,592	14,352

Income From Continuing Operations	501	9,531	15,371	27,947
Income (Loss) From Discontinued Operations, Net of Taxes	(447)	1,515	23,106	3,570

Net Income	$54	$11,046	$38,477	$31,517

Basic Net Income Per Share:
Income From Continuing Operations	$0.03	$0.53	$0.84	$1.59
Income (Loss) From Discontinued Operations	(0.02)	0.08	1.27	0.20

Total	$0.01	$0.61	$2.11	$1.79

Diluted Net Income Per Share:
Income From Continuing Operations	$0.03	$0.51	$0.82	$1.52
Income (Loss) From Discontinued Operations	(0.02)	0.08	1.23	0.19

Total	$0.01	$0.59	$2.05	$1.71

Weighted Average Shares Outstanding:
Basic	18,206,904	18,036,168	18,190,915	17,601,271

Diluted	18,726,246	18,867,107	18,778,070	18,440,128

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Loss	Earnings	Stock	Total
	(Dollars in thousands, except share data)

Balance, January 1, 2007	$174	$153,600	$(761)	$20,323	$(598)	$172,738
Common stock issued, net of issuance costs	7	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155	—	—	(133)	133	—	—
Stock-based compensation expense	—	764	—	—	—	764
Comprehensive income:
Net income	—	—	—	31,517	—	31,517
Other comprehensive loss, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($664)	—	—	1,234	—	—	1,234
Change in fair value of interest rate swap, net of tax of $90	—	—	(168)	—	—	(168)
Less reclassification adjustment for gains included in net income, net of tax of $230	—	—	(427)	—	—	(427)

Total other comprehensive income	—	—	—	—	—	639

Total comprehensive income	—	—	—	—	—	32,156

Balance, September 30, 2007	$181	$166,606	$(255)	$51,973	$(598)	$217,907

Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	597	—	—	—	600
Stock-based compensation expense	—	1,602	—	—	—	1,602
Stock-based compensation excess tax benefits	—	1,135	—	—	—	1,135
Common stock repurchased and held treasury	—	—	—	—	(499)	(499)
Common stock repurchased and retired	(2)	(3,221)	—	—	—	(3,223)
Comprehensive income:
Net income	—	—	—	38,477	—	38,477
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $5,750	—	—	(10,678)	—	—	(10,678)
Change in fair value of interest rate swap, net of tax of $35	—	—	(65)	—	—	(65)
Less reclassification adjustment for losses included in net income, net of tax of ($1,251)	—	—	2,323	—	—	2,323

Total other comprehensive loss	—	—	—	—	—	(8,420)

Total comprehensive income	—	—	—	—	—	30,057

Balance, September 30, 2008	$181	$165,949	$(7,243)	$100,664	$(499)	$259,052

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$38,477	$31,517
Less: Income from discontinued operations	23,106	3,570

Income from continuing operations	15,371	27,947
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	2,549	1,083
Realized (gains) losses on investments	12,415	(1,117)
Deferrals of acquisition costs, net	(10,073)	6,225
Deferred income taxes	(6,011)	(1,675)
Stock-based compensation expense	1,602	764
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	5,740	10,401
Accrued investment income	(353)	(1,185)
Receivable from related entity	43	(15)
Accrued profit sharing commissions	4,649	(3,068)
Reinsurance recoverable on paid and unpaid losses	(36,330)	(19,289)
Prepaid reinsurance premiums	4,234	(41,844)
Loss and loss adjustment expense reserves	79,395	64,989
Unearned premium reserves	16,506	28,922
Funds held under reinsurance treaties	9,757	28,780
Reinsurance payable on paid losses	(3,236)	4,650
Premiums payable to insurance companies	(1,206)	1,327
Other	(3,340)	(1,560)

Net Cash Provided By Operating Activities — Continuing Operations	91,712	105,335
Net Cash Provided By Operating Activities — Discontinued Operations	1,928	3,855

Net Cash Provided By Operating Activities — Total	93,640	109,190

Cash Flows From Investing Activities
Cost of short-term investments acquired	(425,261)	(325,766)
Proceeds from disposals of short-term investments	410,493	304,457
Cost of debt and equity securities acquired	(207,143)	(149,750)
Proceeds from debt and equity securities	113,138	48,072
Acquisition, net of cash acquired	(18,869)	—
Cost of fixed asset purchases	(543)	(3,164)

Net Cash Used In Investing Activities — Continuing Operations	(128,185)	(126,151)
Net Cash Provided By Investing Activities — Discontinued Operations	41,830	—

Net Cash Used In Investing Activities — Total	(86,355)	(126,151)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	12,249
Stock issued on stock options exercised	600	—
Repurchase of common stock	(3,722)	—
Issuance of long-term debt	—	20,619

Net Cash Provided By (Used In) Financing Activities	(3,122)	32,868

Net Increase In Cash and Cash Equivalents	4,163	15,907
Cash and Cash Equivalents, beginning of period	18,432	14,335

Cash and Cash Equivalents, end of period	$22,595	$30,242

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,559	$2,899
Income taxes	$18,400	$18,415
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
     Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 12) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.
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
     The cash purchase price was $38.1 million, which was financed through cash on hand. We incurred $0.8 million in acquisition related costs, which are included in the initial cost of the investment of $38.9 million. In connection with the acquisition, the Company and the seller entered into an escrow agreement whereby $4.0 million of the cash purchase price was escrowed with a major financial institution to partially secure the majority selling shareholder’s indemnity obligations of up to $12.0 million under the stock purchase agreement.
     The results of operations of AMC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $13.4 million was recorded as goodwill in the amount of $25.5 million. During the third quarter, the Company increased goodwill by approximately $0.4 million for the purchase of prior acts insurance coverage related to AMC. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill is not expected to be deductible for income tax purposes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2. MERGERS AND ACQUISITIONS — (Concluded)
     The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

$ in thousands

Assets Acquired
Investments	$8,988
Cash and cash equivalents	20,012
Premiums receivable	19,570
Other assets	1,133
Goodwill	25,483
Intangible assets:
Agent relationships	9,150
Tradename	2,130
Customer relationships	520

Total Assets Acquired	$86,986

Liabilities Assumed
Premiums payable to insurance companies	$23,218
Loss and loss adjustment expense reserves	4,490
Unearned premium reserves	1,734
Deferred federal income taxes	3,917
Accounts payable, accrued expenses, and other liabilities	14,745

Total Liabilities Assumed	48,104

Net Assets Acquired	$38,882

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

	Pro Forma for the		Pro Forma for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Revenues	$48,816	$57,356	$161,533	$176,686
Income from continuing operations	501	7,671	15,398	27,868
Income from continuing operations per basic share	0.03	0.43	0.85	1.58
Income from continuing operations per diluted share	0.03	0.41	0.82	1.51

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
3. DISCONTINUED OPERATIONS
     On June 27, 2008, the Company sold all of the outstanding shares of capital stock of ARPCO Holdings, Inc. and its subsidiaries (“ARPCO”) for a purchase price of $43.0 million. The net assets disposed of in the transaction were $7.2 million and were principally intangible assets. The Company incurred costs related to the transaction of $2.9 million and recorded a gain, net of income taxes, of $21.0 million which is included in Income (Loss) From Discontinued Operations in the Condensed Consolidated Statements of Income. During the third quarter, the Company recorded an adjustment of $0.4 million, net of income taxes, to the gain related to the finalization of the analysis of the state income tax impact of the transaction.
     The operating results of discontinued operations included in the accompanying Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Revenues	$—	$3,599	$5,884	$9,240
Income Before Income Taxes	$—	$2,386	$3,533	$5,711
4. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)

Income from Continuing Operations	$501	$9,531	$15,371	$27,947
Income (Loss) from Discontinued Operations	(447)	1,515	23,106	3,570

Net income available to common	$54	$11,046	$38,477	$31,517

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	18,206,904	18,036,168	18,190,915	17,601,271

Dilutive effect of stock options	516,236	830,939	580,948	832,844
Dilutive effect of unvested restricted stock	3,106	—	6,207	6,013

Dilutive number of common and common equivalent shares outstanding	18,726,246	18,867,107	18,778,070	18,440,128

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.03	$0.53	$0.84	$1.59
Income (Loss) from Discontinued Operations	(0.02)	0.08	1.27	0.20

Total	$0.01	$0.61	$2.11	$1.79

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.03	$0.51	$0.82	$1.52
Income (Loss) from Discontinued Operations	(0.02)	0.08	1.23	0.19

Total	$0.01	$0.59	$2.05	$1.71

Anti-dilutive shares excluded from diluted net income per common share	932,188	75,633	932,188	52,444

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INCOME TAXES
     At September 30, 2008 and December 31, 2007, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require disclosure under FIN 48. Although the IRS is not currently examining any of our income tax returns, tax years 2004, 2005 and 2006 remain open and are subject to examination.
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
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)

Balance, beginning of period	$324,502	$235,862	$272,365	$191,013
Less reinsurance recoverables	113,909	77,385	91,444	66,926

Net Balance, beginning of period	210,593	158,477	180,921	124,087

AUIC net reserves, date of acquisition	—	—	4,490	—

Incurred Related To
Current year	32,382	22,314	81,558	69,608
Prior years	(4,845)	(1,428)	(4,845)	(2,280)

Total Incurred	27,537	20,886	76,713	67,328

Paid Related To
Current year	4,010	1,230	6,348	2,384
Prior years	7,273	7,719	28,929	18,617

Total Paid	11,283	8,949	35,277	21,001

Net Balance	226,847	170,414	226,847	170,414
Plus reinsurance recoverables	129,403	85,588	129,403	85,588

Balance, end of period	$356,250	$256,002	$356,250	$256,002

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Written Premiums
Direct	$72,746	$62,039	$224,720	$195,590
Assumed	4,253	4,235	13,399	8,602
Ceded	(27,453)	(30,796)	(77,828)	(90,177)

Net Written Premiums	$49,546	$35,478	$160,291	$114,015

Earned Premiums
Direct	$70,985	$60,218	$209,208	$170,410
Assumed	4,422	535	12,405	4,372
Ceded	(26,566)	(19,845)	(82,063)	(48,319)
Earned but unbilled premiums	251	247	(328)	3,192

Net Earned Premiums	$49,092	$41,155	$139,222	$129,655

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
     The Company’s 2008 and 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $45.6 million and $35.8 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $20.2 million and $14.6 million at September 30, 2008 and 2007, respectively.
8. RELATED PARTY TRANSACTIONS
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement had a three year term and provides for an annual consulting fee of $1.0 million. During the second quarter of 2008, the Company’s Board of Directors approved the termination of this consulting agreement and the Company recorded a charge of $1.3 million, of which $0.7 million was recorded as Discontinued Operations. On October 9, 2008, the Company entered into a Termination Agreement with its founder and paid $1.1 million in full satisfaction of all amounts owed under the consulting agreement. The Company recorded consulting expense of zero and $0.3 million for the three months ended September 30, 2008 and 2007 related to this agreement. The Company recorded consulting expense of $0.5 million and $0.8 million for the nine months ended September 30, 2008 and 2007 related to this agreement.

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
     As of September 30, 2008 and December 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $40.4 million and $36.2 million, respectively. Convertible bonds and bond units had a market value of $34.9 million and $32.1 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. Convertible preferred stocks had a market value of $5.2 million and $4.1 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. Prior to September 30, 2008, the Company had a security that converted into common stock. The common stock had a market value of $0.3 million at September 30, 2008 and was included in Equity securities and other in the Condensed Consolidated Balance Sheet. The Company recorded a reduction in the fair value of the hybrid instruments of $4.8 million and $6.2 million in Net realized gains (losses) on investments for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008 and 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
10. SHARE REPURCHASE PROGRAM
     During the three months ended September 30, 2008, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009. During the three months ended September 30, 2008, the Company repurchased 224,535 shares of common stock for $3.2 million at an average cost of $14.35 per share. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
11. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,388 at September 30, 2008, however, the Company does not intend to issue any additional awards under this plan.
The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended September 30, 2008, the Company did not make any stock option grants under the Omnibus Plan. During the nine months ended September 30, 2008, the Company granted 374,500 stock options to employees. During the three and nine months ended September 30, 2008, the Company granted 10,000 and 55,500 shares of restricted stock, respectively, to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the nine months ended September 30, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. During the nine months ended September 30, 2007, the Company granted 226,188 stock options to employees and 10,148 shares of restricted stock to non-employee directors under the Omnibus plan. The stock options vest

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. STOCK COMPENSATION PLANS — (Continued)
in three equal installments over a period of three years. The non-employee directors’ shares of restricted stock vested immediately, but were not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and was recognized immediately for the restricted stock. Shares available for future grants under the Omnibus Plan totaled 476,740 at September 30, 2008.
     The following table summarizes stock option activity for the nine months ended September 30, 2008 and 2007.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Oustanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Granted during the period	—	—	226,188	20.74
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2007	927,775	$2.24	476,188	$18.78

Oustanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	374,500	16.38
Forfeited during the period	5,088	4.86	12,700	18.77
Exercised during the period	302,575	1.80	3,300	17.00
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2008	620,112	$2.49	932,188	$18.02

Exercisable at:
September 30, 2007	927,775	$2.24	—	$—
September 30, 2008	620,112	2.49	152,566	18.80
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $7.3 million at September 30, 2008. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at September 30, 2008.
     The total intrinsic value of stock options exercised was $3.8 million for the nine months ended September 30, 2008.
     The number of stock option awards outstanding and exercisable at September 30, 2008 by range of exercise prices was as follows:

	Options Outstanding				Options Exercisable
		Weighted-Average		Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining		Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	September 30, 2008	Contractual Life		Share	September 30, 2008	Share

1998 Plan
$1.73 — $1.95	508,187	2.88	Years	$1.72	508,187	$1.72
$4.86 — $6.49	111,925	2.04		5.97	111,925	5.97

Total	620,112	2.73		2.49	620,112	2.49

Omnibus Plan
$14.93 — $20.75	932,188	8.09	Years	$18.02	152,566	$18.80

Total	932,188	8.09		18.02	152,566	18.80

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. STOCK COMPENSATION PLANS — (Concluded)
     As of September 30, 2008, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and non-vested restricted stock granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     The fair value of stock options granted during the nine months ended September 30, 2008 and 2007 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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
     The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $0.6 million and $1.6 million for the three and nine months ended September 30, 2008, respectively. The Company recognized stock-based compensation expense of $0.3 and $0.8 million for the three and nine months ended September 30, 2007, respectively.
12. FAIR VALUE MEASUREMENTS
     Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The change in the fair value of these investments is recorded as a component of Other comprehensive income (loss).
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
     We also adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
12. FAIR VALUE MEASUREMENTS — (Continued)
between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, or “market approach” as defined by SFAS 157. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2008. These securities were classified as Level 2 at September 30, 2008 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Concluded)
(Unaudited)
12. FAIR VALUE MEASUREMENTS — (Concluded)
     The following table presents our available-for-sale investments measured at fair value on a recurring basis as of September 30, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2
	(Dollars in thousands)

Available for sale investments:
Fixed maturity securities	$430,137	$5,983	$424,154
Equity securities	816	816	—
Short-term investments	49,799	47,628	2,171
Hybrid securities	40,039	—	40,039
Alternative investments	13,431	—	13,431

Total	$534,222	$54,427	$479,795

     During March 2008, the Company invested $10.0 million in a limited partnership, which invests in high yield convertible securities. During June 2008, the Company invested $5.0 million in a limited partnership, which invests in distressed structured finance products. The Company elected the fair value option for these investments in accordance with SFAS 159. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) in investments in the Condensed Consolidated Statements of Income.
     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 2 measurement.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The Company’s accumulated other comprehensive loss included the following:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Unrealized holding losses on securities, net of tax	$(6,559)	$(79)
Fair value of interest rate swap, net of tax	(684)	(176)

Total accumulated other comprehensive loss	$(7,243)	$(255)

14. STATE REGULATION
     The Florida Supreme Court recently issued a case ruling with the effect that surplus lines insurance is subject to the same regulation as admitted insurance in Florida, excluding rate regulation. Although not stated expressly in the ruling, it implies that surplus lines policy forms must be filed and approved by the Florida Office of Insurance Regulation (FOIR). In response, the FOIR has publicly stated that it disagrees with the ruling and its foundations and that the FOIR does not now nor has it ever required surplus lines insurers to comply with such form filing requirements. Although the status of this situation is uncertain and at this stage we cannot predict how this matter will be resolved, we believe it will not result in material negative consequences for the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
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
     On February 1, 2008, we acquired 100% of the issued and outstanding common stock of American Management Corporation. AMC is a managing general agency writing primarily commercial lines package policies focused primarily on the niche fuel-related marketplace. AMC distributes these insurance policies through a nationwide distribution system of independent general agencies. AMC underwrites these policies for third party insurance carriers and receives commission income for its services. AMC also provides claims handling and adjustment services for policies produced by AMC and directly written for third parties. In addition, AMC owns and operates American Underwriters Insurance Company (“AUIC”), a single state, non-standard auto insurance company domiciled in the state of Arkansas, and AMC Re, Inc. (“AMC Re”), a captive reinsurer incorporated under the provisions of the laws of Arkansas. Effective July 1, 2008, FMIC and AUIC entered into an intercompany reinsurance agreement wherein all premiums and losses of AUIC, including all past liabilities, are 100% assumed by FMIC.
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
     Our reserves for losses and loss adjustment expenses at September 30, 2008 and December 31, 2007, gross and net of ceded reinsurance were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Gross
Case reserves	$94,767	$69,699
IBNR and ULAE reserves	261,483	202,666

Total reserves	$356,250	$272,365

Net of reinsurance
Case reserves	$63,261	$52,668
IBNR and ULAE reserves	163,586	128,253

Total	$226,847	$180,921

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three and nine months ended September 30, 2008. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the three and nine months ended September 30, 2008. There were no alternative investments for the three and nine months ended September 30, 2007.
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

     Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table summarizes our results for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$49,092	$41,155	19%
Commissions and fees	4,757	2,226	114
Net investment income	5,571	4,359	28
Net realized gains (losses) on investments	(10,604)	355	(3,087)

Total Operating Revenues	48,816	48,095	1

Operating Expenses
Losses and loss adjustment expenses, net	27,537	20,886	32
Amortization of intangible assets	553	166	233
Other operating expenses	19,797	11,411	73

Total Operating Expenses	47,887	32,463	48

Operating Income	929	15,632	(94)
Interest Expense	1,376	1,349	2

Income (Loss) From Continuing Operations Before Income Taxes	(447)	14,283	(103)
Income Taxes	(948)	4,752	(120)

Income From Continuing Operations	501	9,531	(95)%
Income (Loss) From Discontinued Operations, Net of Income Taxes	(447)	1,515	(130)

Net Income	$54	$11,046	(100)%

Loss Ratio	56.1%	50.7%	5.4 points
Underwriting Expense Ratio	30.2%	21.8%	8.4 points

Combined Ratio	86.3%	72.5%	13.8 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the three months ended September 30, 2008 were $77.0 million, a $10.7 million, or 16%, increase over $66.2 million in premiums produced during the three months ended September 30, 2007. Our new E&S underwriting platform, FM Emerald, generated approximately $11.3 million in premiums produced. AUIC contributed approximately $1.8 million of premiums produced. These increases were partially offset by a decrease of $2.0 million in premiums produced from the Company’s specialty underwriting offices.

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Written premiums
Direct	$72,746	$62,039	17%
Assumed	4,253	4,235	0
Ceded	(27,453)	(30,796)	(11)

Net written premiums	$49,546	$35,478	40%

Earned premiums
Direct	$70,985	$60,218	18%
Assumed	4,422	535	727
Ceded	(26,566)	(19,845)	34
Earned but unbilled premiums	251	247	2

Net earned premiums	$49,092	$41,155	19%

     Direct written premiums increased $10.7 million, or 17%, primarily due to the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the three months ended September 30, 2008 partially offset by a decrease in premiums written by the Company’s specialty underwriting offices. Direct earned premiums increased $10.8 million in the three months ended September 30, 2008, or 18%, compared to the three months ended September 30, 2007.
     Assumed written premiums were flat and assumed earned premiums increased $3.9 million, or 727%.
     Ceded written premiums decreased $3.3 million, or 11%, and ceded earned premiums increased $6.7 million, or 34%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Ceded written premiums decreased principally due to purchasing 15% quota share reinsurance effective April 1, 2008, while the Company purchased 35% quota share reinsurance during the third quarter of 2007 and by the decrease in direct and assumed written premiums subject to the quota share arrangement, offset by the cutoff of one of the Company’s quota share reinsurance contracts whereby the reinsurers returned approximately $2.2 million in ceded unearned premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the three months ended September 30, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the three months ended September 30, 2007 by approximately $7.3 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums increased 2%, primarily due to the net earned premiums subject to audit during the three months ended September 30, 2008 being flat compared to the net premiums earned subject to audit during the three months ended September 30, 2007.

     Commissions and Fees

	Three Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$(619)	$2,226	(128)%
Insurance services commissions and fees	5,376	—	N/M

Total commissions and fees	$4,757	$2,226	114%

     Insurance underwriting commissions and fees decreased $2.8 million, or 128%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, principally due to decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally AMC income and not related to premiums produced, increased $5.4 million, as the result of the acquisition of AMC.
     Net Investment Income and Realized Gains (Losses) on Investments. During the three months ended September 30, 2008, net investment income was $5.6 million, a $1.2 million, or 28%, increase from $4.4 million reported for the three months ended September 30, 2007 primarily due to the increase in invested assets over the period. At September 30, 2008, invested assets were $534.2 million, a $105.1 million, or 25%, increase over $429.1 million of invested assets at September 30, 2007. This increase was due to increases in net written premiums, proceeds from the issuance of trust preferred securities, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis, and the proceeds from the sale of ARPCO. The annualized investment yield on total investments (net of investment expenses) was 4.0% and 4.1% at September 30, 2008 and 2007, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.8% and 4.9% at September 30, 2008 and 2007, respectively.
     During the three months ended September 30, 2008, net realized losses were $10.6 million compared to the net realized gains of $0.4 million during the three months ended September 30, 2007. The third quarter 2008 net realized losses were principally due to the mark to market declines in securities carried at market in accordance with SFAS 155 and SFAS 159 during the three months ended September 30, 2008 of approximately $6.2 million and $3.5 million of other-than-temporary impairments on various fixed maturity investments in Lehman Brothers, Washington Mutual, AIG, and National City, and a preferred equity holding of Freddie Mac.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $6.7 million, or 32%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was primarily due to the increase in net earned exposures reflected in the 19% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates and an increase in the expected loss ratio in a contract underwriting class of business, and $2.9 million from the impact of Hurricane Ike, reduced by $4.8 million in favorable development of December 31, 2007 and prior years’ loss and loss adjustment expense reserves. Favorable development of $6.0 million in our specialty general liability classes in the 2007 accident year was due to lower than expected claim frequency along with lower than expected severity. Unfavorable development of $1.4 million in our contract underwriting liability classes in accident years 2005-2007 is attributable to higher than expected severity in the 2006 and 2007 accident years, reduced by lower than expected severity in the 2005 accident year. Net favorable development of $0.2 million in unallocated loss adjustment expenses was recorded for the 2005-2007 accident years. Losses and loss adjustment expenses for three months ended September 30, 2007 included approximately $1.4 million in favorable development of December 31, 2006 and prior years’ loss adjustment expense reserves.
     Other Operating Expenses

	Three Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$10,798	$7,570	43%
Ceded reinsurance commissions	(7,164)	(9,057)	(21)
Other underwriting and operating expenses	16,163	12,898	25

Other operating expenses	$19,797	$11,411	73%

     During the three months ended September 30, 2008, other operating expenses increased $8.4 million, or 73%, from the three months ended September 30, 2007. Amortization of deferred acquisition expenses increased by $3.2 million, or 43%. Ceded reinsurance commissions decreased $1.9 million, or 21%, principally due to the effect of purchasing 15% quota share reinsurance during the third quarter of 2008 compared to purchasing 35% quota share reinsurance during the third quarter of 2007 and the return of $0.7 million of ceding commission related to the cutoff of one of the Company’s quota share reinsurance contracts, offset by changes in ceding commission rates and additional ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $3.3 million, or 25%, principally due to an increase of $0.4 million in commissions and other acquisition costs, net deferrals of acquisition costs, and an increase of $2.9 million in general and underwriting expenses during the three months ended September 30, 2008.
     Interest Expense
     Interest expense increased 2% from the three months ended September 30, 2007 compared to the three months ended September 30, 2008. This increase was primarily due to a $0.4 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 offset by a $0.4 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income taxes. Our effective tax rates were approximately -212.1% for the three months ended September 30, 2008 and 33.3% for the three months ended September 30, 2007 primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the three months ended September 30, 2008, income from discontinued operations consisted of state income tax expense of $0.4 million, net of federal taxes, on the sale of ARPCO. For the three months ended September 30, 2007, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.

     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table summarizes our results for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$139,222	$129,655	7%
Commissions and fees	15,896	6,143	159
Net investment income	15,635	11,523	36
Net realized gains (losses) on investments	(12,415)	1,117	1,211

Total Operating Revenues	158,338	148,438	7

Operating Expenses
Losses and loss adjustment expenses, net	76,713	67,328	14
Amortization of intangible assets	1,466	500	193
Other operating expenses	54,706	35,014	56

Total Operating Expenses	132,885	102,842	29

Operating Income	25,453	45,596	(44)
Interest Expense	4,490	3,297	36

Income From Continuing Operations Before Income Taxes	20,963	42,299	(50)
Income Taxes	5,592	14,352	(61)

Income from Continuing Operations	15,371	27,947	(45)
Income from Discontinued Operations, Net of Income Taxes	23,106	3,570	547

Net Income	$38,477	$31,517	22%

Loss Ratio	55.1%	51.9%	3.2 points
Underwriting Expense Ratio	26.9%	21.5%	5.4 points

Combined Ratio	82.0%	73.4%	8.6 points

     Premiums Produced
     Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the nine months ended September 30, 2008 were $238.1 million, a $29.4 million, or 14%, increase over $208.7 million in premiums produced during the nine months ended September 30, 2007. Our three new niche specialty liability classes added during the third quarter of 2007 contributed approximately $11.6 million in premiums produced growth. In addition, our new E&S underwriting platform, FM Emerald generated approximately $25.3 million in premiums produced. AUIC contributed approximately $4.9 million of premiums produced. These increases were offset by a decrease of $12.2 million in premiums produced from the Company’s specialty underwriting offices.

     Operating Revenue
     Net Earned Premiums

	Nine Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Written premiums
Direct	$224,720	$195,590	15%
Assumed	13,399	8,602	56
Ceded	(77,828)	(90,177)	(14)

Net written premiums	$160,291	$114,015	41%

Earned premiums
Direct	$209,208	$170,410	23%
Assumed	12,405	4,372	184
Ceded	(82,063)	(48,319)	70
Earned but unbilled premiums	(328)	3,192	(110)

Net earned premiums	$139,222	$129,655	7%

     Direct written premiums increased $29.1 million, or 15%, primarily due to the three new niche specialty liability classes, the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the nine months ended September 30, 2008 partially offset by a decrease in premiums written by the Company’s specialty underwriting offices. Direct earned premiums increased $38.8 million in the nine months ended September 30, 2008, or 23%, compared to the nine months ended September 30, 2007.
     Assumed written premiums increased $4.8 million, or 56%, and assumed earned premiums increased $8.0 million, or 184%. The increase in assumed written premiums is primarily due to an increase in the assumed quota share from 30% to 100% in May 2007 on the admitted legal liability business written through a fronting insurer.
     Ceded written premiums decreased $12.3 million, or 14%, and ceded earned premiums increased $33.7 million, or 70%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Ceded written premiums decreased principally due to purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the second and third quarters of 2008, while the Company purchased 35% quota share reinsurance during the nine months ended September 30, 2007, offset somewhat by the purchase of 50% quota share reinsurance on a portion of the new niche specialty premiums and by the cutoff of one of the Company’s quota share reinsurance contracts whereby the reinsurers returned approximately $2.2 million in ceded unearned premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the nine months ended September 30, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the nine months ended September 30, 2007 by approximately $37.2 million, and to increase net earned premiums by the same amount.
     Earned but unbilled premiums decreased $3.5 million, or 110%, primarily due to a modest increase in net premiums earned subject to audit during the nine months ended September 30, 2008 compared to a more significant increase in net premiums earned subject to audit during the nine months ended September 30, 2007.

     Commissions and Fees

	Nine Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$2,136	$6,143	(65)%
Insurance services commissions and fees	13,760	—	N/M

Total commissions and fees	$15,896	$6,143	159%

     Insurance underwriting commissions and fees decreased $4.0 million, or 65%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, principally due to decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally AMC income and not related to premiums produced, increased $13.8 million, as the result of the acquisition of AMC.
     Net Investment Income and Realized Gains (Losses) on Investments. During the nine months ended September 30, 2008, net investment income earned was $15.6 million, a $4.1 million, or 36%, increase from $11.5 million reported in the nine months ended September 30, 2007 primarily due to the increase in invested assets over the period. At September 30, 2008, invested assets were $534.2 million, a $105.1 million, or 25%, increase over $429.1 million of invested assets at September 30, 2007. This increase was due to increases in net written premiums, proceeds from the issuance of trust preferred securities, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis, and the proceeds from the sale of ARPCO. The annualized investment yield on total investments (net of investment expenses) was 4.0% and 4.1% at September 30, 2008 and 2007, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.8% and 4.9% at September 30, 2008 and 2007, respectively.
     During the nine months ended September 30, 2008 net realized losses on investments were $12.4 million compared to the net realized gains of $1.1 million during the nine months ended September 30, 2007. The nine months ended September 30, 2008 net realized losses were principally due to the mark to market declines in securities carried at market in accordance with SFAS 155 and SFAS 159 during the nine months ended September 30, 2008 of approximately $8.3 million and $3.7 million of other-than-temporary impairments on various fixed maturity investments in Lehman Brothers, Washington Mutual, AIG, and National City, and a preferred equity holding of Freddie Mac.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $9.4 million, or 14%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily due to the increase in net earned exposures reflected in the 7% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates and an increase in the expected loss ratio in a contract underwriting class of business, and $2.9 million from the impact of Hurricane Ike, reduced by $4.8 million in favorable development of December 31, 2007 and prior years’ loss and loss adjustment expense reserves. Favorable development of $6.0 million in our specialty general liability classes in the 2007 accident year was due to lower than expected claim frequency along with lower than expected severity. Unfavorable development of $1.4 million in our contract underwriting liability classes in accident years 2005-2007 is attributable to higher than expected severity in the 2006 and 2007 accident years, reduced by lower than expected severity in the 2005 accident year. Net favorable development of $0.2 million in unallocated loss adjustment expenses was recorded for the 2005-2007 accident years. Losses and loss adjustment expenses for the nine months ended September 30, 2007 included approximately $2.3 million in favorable development of December 31, 2006 and prior years’ loss and loss adjustment expense reserves.

     Other Operating Expenses

	Nine Months Ended
	September 30,
	2008	2007	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$28,107	$23,866	18%
Ceded reinsurance commissions	(23,959)	(27,155)	(12)
Other underwriting and operating expenses	50,558	38,303	32

Other operating expenses	$54,706	$35,014	56%

     During the nine months ended September 30, 2008, other operating expenses increased $19.7 million, or 56%, from the nine months ended September 30, 2007. Amortization of deferred acquisition expenses increased by $4.2 million, or 18%. Ceded reinsurance commissions decreased $3.2 million, or 12%, principally due to the effect of purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the second and third quarters of 2008 compared to purchasing 35% quota share reinsurance during the first nine months of 2007 and the return of $0.7 million of ceding commissions related to the cutoff of one of the Company’s quota share reinsurance contracts, offset by changes in ceding commission rates and additional ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $12.3 million, or 32%, principally due to an increase of $2.1 million in commissions and other acquisition costs, net deferrals of acquisition costs, and an increase of $10.2 million in general and underwriting expenses during the nine months ended September 30, 2007.
     Interest Expense
     Interest expense increased $1.2 million, or 36%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase was primarily due to a $1.4 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 offset somewhat by a $0.2 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as in discussed in “Liquidity and Capital Resources” below.”
     Income taxes. Our effective tax rates were approximately 26.7% and 33.9% for the nine months ended September 30, 2008 and September 30, 2007, respectively, primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2008, income from discontinued operations consisted principally of the $21.0 million gain, net of taxes, on the sale of ARPCO. For the nine months ended September 30, 2007, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.
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
Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$91,712	$105,335
Operating activities — discontinued operations	1,928	3,855
Investing activities — continuing operations	(128,185)	(126,151)
Investing activities — discontinued operations	41,830	—
Financing activities	(3,122)	32,868

Change in cash and cash equivalents	$4,163	$15,907

     Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the nine months ended September 30, 2008 and 2007 were retained on a “funds withheld” basis in accordance with the Company’s 10% from January 1, 2008 through March 31, 2008, 15% from April 1, 2008 through September 30, 2008, 35% from January 1, 2007 through September 30, 2007, and 25% from October 1, 2007 through December 31, 2007, quota share reinsurance contracts.
     Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2008 and 2007 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     Net cash used in investing activities from continuing operations for the nine months ended September 30, 2008 primarily resulted from our net investment in short-term, debt and equity securities, and for the acquisition of AMC. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2007 primarily resulted from our net investment in short-term, debt and equity securities.
     Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2008 was from cash received on the sale of ARPCO less cash disbursed for transaction costs. There were no cash flows from investing activity from discontinued operations for the nine months ended September 30, 2007.
     Net cash used in financing activities for the nine months ended September 30, 2008 resulted from the issuance of common stock as a result of the exercise of stock options offset by the repurchase of common stock under the Company’s share repurchase program and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan. Net cash provided by financing activities for the nine months ended September 30, 2007 resulted from the net proceeds of a follow-on offering of common stock as well as from proceeds from the issuance of trust preferred securities.

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
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable rate annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At September 30, 2008, the three month LIBOR rate was 2.81%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At September 30, 2008, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At September 30, 2008, we had no exposure to credit loss on the interest rate swap agreements.

     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At September 30, 2008, our investments had a market value of $534.2 million and consisted of the following investments:

	September 30, 2008
	Market Value	% of Portfolio
	(Dollars in thousands)

Money Market Funds	$47,628	8.9%
Certificates of Deposit	2,171	0.4%
Treasury Securities	5,983	1.1%
Agency Securities	3,973	0.7%
Corp / Preferred	70,361	13.2%
Municipal Bonds	198,693	37.2%
Asset backed Securities	49,878	9.3%
Mortgages	101,249	19.0%
Convertible Securities	40,039	7.5%
High Yield Convertible Fund	8,414	1.6%
Structured Finance Fund	5,017	0.9%
Common Stock	816	0.2%

Total	$534,222	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at September 30, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life	% of Total Investment

Less than one year	19.2%
One to two years	12.3%
Two to three years	13.3%
Three to four years	16.6%
Four to five years	13.9%
Five to seven years	11.2%
More than seven years	13.5%

Total	100.0%

     The effective duration of the portfolio as of September 30, 2008 is approximately 3.2 years and the taxable equivalent duration is 2.8 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.7 years and 3.2 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.0% at September 30, 2008 and 4.1% at September 30, 2007. The annualized taxable equivalent yield on total investments (net of investment expenses) was 4.8% at September 30, 2008 and 4.9% at September 30, 2007.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of AA at September 30, 2008. The fixed income portfolio had a weighted average credit quality of AA+ at September 30, 2008. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of September 30, 2008 as a percentage of total market value.

S&P Rating	% of Total Investments

AAA	59.5%
AA	18.7%
A	10.6%
BBB	6.2%
BB	1.9%
B	1.7%
CCC	0.1%
C	0.1%
D	0.1%
NR	1.1%

Total	100.0%

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
     At September 30, 2008, the Company held CMO’s classified as available-for-sale with a fair value of $44.6 million. Approximately 71% of those CMO holdings were guaranteed by or fully collateralized by securities issued a by full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at September 30, 2008, the Company held $54.4 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $29.3 million, of which 86.2% are pre-2006 vintage, at September 30, 2008. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $1.5 million at September 30, 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at September 30, 2008 was AA-.
     The Company’s fixed maturity investment portfolio at September 30, 2008 included securities issued by numerous municipalities with a total carrying value of $198.7 million. Approximately $27.0 million, or 14%, were pre-refunded (escrowed with Treasuries). Approximately $101.9 million, or 51%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the monolines, results in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $101.9 million of insured municipal securities in the Company’s investment portfolio at September 30, 2008, approximately 98.9% were rated at A- or above, and approximately 74.9% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at September 30, 2008. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.

     Cash and cash equivalents consisted of cash on hand of $22.6 million at September 30, 2008.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at September 30, 2008 by major security type were as follows:

		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$5,763	$220	$—	$5,983
Government agency mortgage-backed securities	85,495	646	(206)	85,935
Government agency obligations	3,976	19	(22)	3,973
Collateralized mortgage obligations and other asset-backed securities	69,063	34	(3,906)	65,191
Obligations of states and political subdivisions	200,317	1,183	(2,754)	198,746
Corporate bonds	74,376	87	(4,996)	69,467

Total Debt Securities	438,990	2,189	(11,884)	429,295
Preferred stocks	910	—	(68)	842
Short-term investments	49,799	—	—	49,799

Total	$489,699	$2,189	$(11,952)	$479,936

     At September 30, 2008 the total unrealized loss of all impaired securities totaled $12.0 million. This represents approximately 2.2% of quarter-end invested assets of $534.2 million. The Company completes a detailed analysis each quarter to assess whether the decline in the value of any investment below its cost basis is deemed other-than-temporary. All securities in an unrealized loss position are reviewed. A decline in fair value that is considered to be other-than-temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
     For the nine months ended September 30, 2008, we sold approximately $23.6 million of market value of securities, which were trading below amortized cost while recording a realized loss of approximately $2.7 million. Nearly half, or $9.7 million, were convertible securities sold at a loss of $2.1 million and classified as “trading”. Sales, other than convertibles were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the nine months ended September 30, 2008, $22.5 million of the costs were deferred. Deferred policy acquisition costs totaled $24.3 million, or 26.1% of unearned premiums (net of reinsurance), at September 30, 2008.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Direct written premiums	$224,720	$195,590
Ceded written premiums	77,828	90,177

Net written premiums	$146,892	$105,413

Ceded written premiums as percentage of direct written premiums	34.6%	46.1%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Ceded written premiums	$77,828	$90,177
Ceded premiums earned	82,063	48,319
Losses and loss adjustment expenses ceded	46,536	25,531
Ceding commissions	27,470	15,119
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $35.9 million net cash paid for the nine months ended September 30, 2008 compared to net cash paid of $27.5 million for the nine months ended September 30, 2007.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On September 30, 2008, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On September 30, 2008, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On September 30, 2008 and December 31, 2007, FMFC had a net amount of recoverables from reinsurers of $182.2 million and $157.6 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 12 to the condensed consolidated financial statements, which is incorporated herein by reference) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements.
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
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2008, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009.
     During the three months ended September 30, 2008, the Company repurchased 224,535 shares of common stock for $3.2 million at an average cost of $14.35 per share. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	as Paid per	Publicly Announced	Yet Be Purchased Under the
Month	Purchased	Share (or Unit)	Plans or Programs	Plan or Programs

July	—	$—	—	—
August	122,225	14.01	122,225	1,377,775
September	102,310	14.76	102,310	1,275,465

Total	224,535	$14.35	224,535	1,275,465

Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Executive Vice President and Chief Financial Officer

Date:	November 10, 2008

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	– Filed herewith