Form 10-K
period 2008-12-31
FIRST MERCURY FINANCIAL CORP
filed 2009-03-11
CIK 929186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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

The number of shares of the Registrant’s common stock outstanding on March 6 , 2009 was 17,929,837.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference into Part III.

FIRST MERCURY FINANCIAL CORPORATION
YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risk factors set forth in Item 1A of this Form 10-K. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of the filing of this Form 10-K. Except as required by law, we assume no obligation to update or revise them or provide reasons why actual results may differ.

PART I

ITEM 1.	BUSINESS

First Mercury Financial Corporation, which we refer to as the “Company” or “FMFC”, is a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 35 years of underwriting security risks, we have established CoverX (R) as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last eight years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.

First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC”), formerly known as All Nation Insurance Company, First Mercury Emerald Insurance Services, Inc. (“FM Emerald”), American Management Corporation (“AMC”), and American Underwriters Insurance Company (“AUIC”).

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

Our CoverX and FM Emerald subsidiaries are licensed wholesale insurance brokers that produce and underwrite the insurance policies for which we retain risk and receive premiums. As wholesale insurance brokers, CoverX and FM Emerald market our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX and FM Emerald also provide underwriting services with respect to the insurance policies they market in that they review the applications submitted for insurance coverage, decide whether to accept all or part of the coverage requested and determine applicable premiums. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers. We participate in the risk on insurance policies sold through CoverX and FM Emerald, which we refer to as policies produced by CoverX and FM Emerald, generally by directly writing the policies through our insurance subsidiaries and then retaining all or a portion of the risk. The portion of the risk that we decide not to retain is ceded to, or assumed by, reinsurers in exchange for paying the reinsurers a proportionate amount of the premium received by us for issuing the policy. This cession is commonly referred to as reinsurance. Based on market conditions, we can retain a higher or lower amount of premiums produced by CoverX and FM Emerald.

On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income. ARPCO provided third party administrative services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services. ARPCO is solely a fee-based business and receives fees for these services and commissions on excess per occurrence insurance placed in the commercial market with third party companies on behalf of the pools.

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

STRATEGY

Our current strategy is comprised of the following elements:

•	Profitably Underwrite. We will continue to focus on generating an underwriting profit in each of our classes, regardless of market conditions. Our ability to achieve similar underwriting results in the future depends on numerous factors discussed in the “Risk Factors” section and elsewhere in this Form 10-K, many of which are outside of our control.

•	Opportunistically Grow. We plan to grow our business opportunistically in markets where we can use our expertise to generate consistent profits. Our growth strategy includes the following:

•	Continue to Focus on Opportunistic Business Model. We intend to increase or decrease selectively the underwriting exposure we retain based upon the pricing environment and how the exposure fits with our underwriting and capital management criteria. The efficient deployment of our capital, in part, requires that we appropriately anticipate the amount of premiums that we will write and retain. Changes in the amount of premiums that we write or retain may cause our financial results to be less comparable from period to period.

•	Selectively Retain the Premiums Generated from Insurance Policies Produced by Underwriting Platforms. In 2008, our insurance subsidiaries retained 68.5% of the premiums generated from insurance policies produced by CoverX either by directly writing these premiums or by assuming these premiums under our fronting arrangements. The remaining portion, or 31.5%, of these premiums were ceded to reinsurers through quota share and excess of loss reinsurance. We intend to continue to selectively retain these premiums and to use quota share and other reinsurance arrangements depending on our underwriting and capital management criteria.

•	Selectively Expand Geographically and into Complementary Classes of General Liability Insurance. We strategically provide general liability insurance to certain targeted niche market segments where we believe our experience and infrastructure give us a competitive advantage. We believe there are numerous opportunities to expand our existing general liability product offerings both geographically and into complementary classes of specialty insurance. We intend to identify additional classes of risks that are related to our existing insurance products where we can leverage our experience and data to expand profitably.

•	Enter into Additional Niche Markets and Other Specialty Commercial Lines of Business. We plan to leverage our brand recognition, extensive distribution network, and underwriting expertise to enter into new E&S lines or admitted markets in which we believe we can capitalize on our underwriting and claims platform. We intend to expand into these markets and other lines organically, as well as by making acquisitions and hiring teams of experienced underwriters.

•	Efficiently Deploy Capital. To the extent the pursuit of the growth opportunities listed above requires capital that is in excess of our internally generated capital, we may raise additional capital in the form of debt or equity in order to pursue these opportunities. We have no current specific plans to raise additional capital and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. Maintaining at least an “A−” rating from A.M. Best is critical to us, and will be a principal consideration in our decisions regarding capital as well as our underwriting, reinsurance and investment practices.

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

Competition in the E&S lines market tends to focus less on price and more on availability and quality of service. The E&S lines market is significantly affected by the conditions of the insurance market in general. During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the E&S lines market. When soft market conditions are prevalent, similar to the current environment, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as E&S lines.

UNDERWRITING OPERATIONS

Security Classes

We underwrite and provide several classes of general liability insurance for the security industry, including security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2008, $66.7 million of our premiums produced were within security classes of specialty insurance, which represented 20.7% of our total premiums produced for that year.

For security classes, we focus on underwriting small (premiums less than $10,000) and mid-sized (premiums from $10,000 to $50,000) accounts. Approximately 67.7% of our premiums produced in 2008 for security classes consisted of premium sizes of $50,000 or below. In 2008, our average premium size for security classes was $6,800. Pursuing these smaller accounts helps us avoid competition from larger competitors. As of December 31, 2008, we had approximately 9,800 policies in force for security classes. The majority of these policies have policy limits of

$1.0 million per occurrence. Although, we have reinsurance arrangements in place that would allow us to selectively underwrite policies with limits of up to $6.0 million per occurrence, because of our current risk tolerance, less than 5% of the policies we write for security classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of our premiums produced for security classes by each state in 2008.

	December 31, 2008
	Amount	% of Total
	(Dollars in thousands)

California	$18,227	27.3%
Texas	10,573	15.9%
New York	7,226	10.8%
Florida	3,640	5.5%
New Jersey	2,269	3.4%
All other states	24,717	37.1%

Total	$66,652	100.0%

Security guards and detectives.  Approximately 46.9% of our premiums produced for security classes in 2008 consisted of coverages for security guards and detectives. Coverages are available for security guards, patrol agency personnel, armored car units, private investigators and detectives.

Alarm installation and service businesses.  Approximately 29.6% of our premiums produced for security classes in 2008 were composed of coverages for security alarm manufacturers and technicians. Coverages are available for sales, service and installation of residential and commercial alarm systems as well as alarm monitoring.

Safety equipment installation and service businesses.  Approximately 22.2% of our premiums produced for security classes in 2008 were composed of coverages for fire suppression companies. Coverages are available for sales, service and installation of fire extinguishers and sprinkler and chemical systems, both on residential and commercial systems.

Specialty Classes

We have underwritten various specialty classes of insurance at different points throughout our history. We have leveraged our core strengths used to build our business for security classes, which include our nationally recognized CoverX brand, our broad wholesale broker distribution through CoverX, and our underwriting and claims expertise to expand our business into other specialty classes. For example, we have leveraged our experience in insuring the security risks of the contractors that install safety and fire suppression equipment, which often involves significant plumbing work and exposure, into the underwriting of other classes of risks for plumbing contractors. We provide general liability insurance for specialty classes consisting primarily of contractor classes of business, including roofing contractors, plumbing contractors, electrical contractors, energy contractors, and other artisan and service contractors. Our senior underwriters for the specialty classes have extensive industry experience and longstanding relationships with the brokers and agents that produce the business. In 2008, $142.0 million of our premiums produced were within specialty classes of insurance, which represented 44.2% of our total premiums produced for the year.

Our underwriting policies and targets for specialty classes are similar to our policies and targets for security classes. Our target account premium size is $50,000 and below. Approximately 67.0% of our premiums produced in 2008 for specialty classes consisted of premium sizes of $50,000 or below. In 2008, we wrote approximately 5,500 policies with an average premium size of approximately $25,600. The majority of our policies for specialty classes have coverage limits of $1.0 million. Although we have the ability to selectively underwrite policies with limits of $6.0 million per occurrence, because of our current risk tolerance, less than 8% of our policies for specialty classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.

The table below indicates the percentage of premiums for specialty classes produced by CoverX in each state in 2008.

	December 31, 2008
	Amount	% of Total
	(Dollars in thousands)

Texas	$21,993	15.5%
Washington	21,203	14.9%
New York	16,879	11.9%
Florida	12,755	9.0%
Arizona	12,366	8.7%
All other states	56,845	40.0%

Total	$142,041	100.0%

Contract Underwriting Classes

We have underwritten various classes of insurance through contract underwriters since 2004. These are niche and complementary classes to our Security and Specialty businesses with significant policy, premium, and loss data. These classes are underwritten by underwriters with significant track records through multiple market cycles. We provide liability and property insurance for the contract underwriting classes consisting primarily of legal professional liability, hospitality, employer general liability, habitational, and outdoor recreation classes of business.

Our underwriting policies and targets for the contract underwriting classes are similar to our policies and targets for our security and specialty classes. Our target account premium size is $25,000 and below. Approximately 80% of our premiums produced in 2008 for the contract underwriting classes consisted of premium size of $25,000 or below. In 2008, we wrote approximately 7,500 policies with an average premium size of approximately $8,300. The majority of our policies for the contract underwriting classes have coverage limits of $1.0 million per occurrence. Due to our current risk tolerance, less than 6% of our policies for the contract underwriting classes have limits in excess of $1.0 million.

The table below indicates the percentage of premiums for the contract underwriting classes produced by CoverX in each state in 2008.

	December 31, 2008
	Amount	% of Total
	(Dollars in thousands)

Texas	$19,907	31.2%
Florida	12,676	19.9%
California	7,633	12.0%
Massachusetts	4,791	7.5%
New York	4,255	6.7%
All other states	14,501	22.7%

Total	$63,763	100.0%

FM Emerald

We have underwritten various classes of insurance through FM Emerald since late 2007 after attracting a team of experienced professionals. FM Emerald underwrites E&S risks which are larger in size and complexity than those traditionally targeted by CoverX. FM Emerald targets a complementary mix of primary casualty, excess/umbrella casualty, and property lines of business for hard to place risks and/or distressed businesses.

Our target account premium size is $75,000 and below. Approximately 60.1% of our premiums produced in 2008 for FM Emerald consisted of premium size of $75,000 or below. In 2008, we wrote approximately 1,100 policies with an average premium size of approximately $38,100. The majority of our policies for FM Emerald have the following coverage limits: primary casualty — $1.0 million per occurrence, excess and umbrella casualty — $10.0 million per occurrence, and property — $5.0 million per risk. As of December 31, 2008, less than 0.2% or our primary casualty polices have limits in excess of $1.0 million, less than 8.0% of our property policies have limits in excess of $5.0 million and none of our excess and umbrella casualty polices have limits in excess of $10.0 million.

The table below indicates the percentage of premiums produced by FM Emerald in each state in 2008.

	December 31, 2008
	Amount	% of Total
	(Dollars in thousands)

California	$8,602	20.4%
New York	7,628	18.1%
Texas	4,830	11.5%
Florida	4,136	9.8%
Illinois	2,085	4.9%
All other states	14,861	35.3%

Total	$42,142	100.0%

We generate all of our business for FM Emerald from traditional E&S lines insurance wholesalers. The lead underwriters in the offices of FM Emerald often have long standing relationships with key wholesale brokers.

INSURANCE SERVICES OPERATIONS

Our insurance services business provides underwriting, claims and other insurance services to third parties, including insurance carriers and customers. We generated $19.7 million in fee income in 2008 from our insurance services operations. These insurance services operations are conducted through CoverX and AMC.

DISTRIBUTION

All of the commercial insurance policies that we write or assume are distributed and underwritten through our subsidiaries, CoverX and FM Emerald. CoverX and FM Emerald distribute our products through a nationwide network of licensed E&S lines wholesalers as well as certain large retail agencies with a specialty in the markets that we serve. In 2008, we placed business with approximately 780 brokers and agents for security classes of general liability insurance, 523 brokers and agents for specialty classes, and 110 brokers and agents for FM Emerald. In addition, a portion of our products are distributed by contract underwriters through producer agreements with CoverX.

CoverX is well known within the security industry due to its long presence in the marketplace and, as a result, has developed significant brand awareness. Because an individual broker’s relationship is with CoverX and not the insurance companies, CoverX is able to change the insurance carrier providing the underwriting capacity without significantly affecting its revenue stream. We typically do not grant our agents and brokers any underwriting or claims authority. We have entered into contractual relationships with six underwriters with respect to our contract underwriting programs. We select our agents and brokers based on industry expertise, historical performance and business strategy.

Our longstanding presence in the security industry has enabled us to write policies within security classes from a variety of sources. We generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2008, our top five wholesale brokers represented 39% of our premiums produced for security classes and no individual wholesale broker accounted for more than 18% of our premiums produced.

We generate the majority of our business for specialty classes from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In addition, we have leveraged our CoverX brand to facilitate the development of new relationships with wholesalers in specialty classes. In 2008, our top five wholesale brokers represented 35.1% of our premiums produced for other specialty classes and no wholesale broker accounted for more than 16% of our premiums produced.

We generate all of our FM Emerald business from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In 2008, our top five wholesale brokers represented 24.5% of our premiums produced for FM Emerald and no wholesale broker accounted for more than 8% of our premiums produced.

Our underwriting personnel regularly visit key agents, brokers, and contract underwriters (collectively “producers”) in order to review performance and to discuss our insurance products. Additionally, we monitor the performance of the policies produced by each broker and contract underwriter and generally will terminate the relationship with a producer if the policies he or she sells produce excessive losses. We typically pay a flat commission rate of between 14.5% and 17.5% of premium to our agents and brokers, although commissions can range from below 12.0% to 20.0%. We pay our contract underwriters a commission rate in the range of 16.0% to 30.0%. By distributing a significant amount of our products through CoverX rather than contract underwriters, we avoid the additional commission payments of 10.0% or more that many traditional E&S lines insurance carriers must pay to access this distribution source. Our name recognition in the industry allows us to use this strategy without losing the opportunity to generate business. As of December 31, 2008 we have not entered into any contingent commission arrangements with agents or brokers.

UNDERWRITING

Our underwriting is an intensive process using policy applications, our proprietary information and industry data, as well as inspections, credit reports and other validation information. Our long-term success depends upon the efforts of our underwriting department to appropriately understand and underwrite risks and provide appropriate contract language to accomplish that. All submissions are reviewed by a company underwriter with expertise in the class of business being reviewed. Our policy is to review each file individually to determine whether coverage will be offered, and, if an offer is made, to determine the appropriate price, terms, endorsements and exclusions of coverage. We write most coverage as an E&S lines carrier, which provides the flexibility to match price and coverage for each individual risk. We delegate underwriting authority outside of the Company through contract underwriter agreements only after an extensive due diligence process. Our contract underwriters manage established books of business with long term success over multiple market cycles. We retain underwriting oversight and subject the contract underwriters to operational and financial reviews. We have entered into contractual relationships with six underwriters with respect to our contract underwriting programs delegating such authority.

We use industry standard policy forms customized by endorsements and exclusions that limit coverage to those risks underwritten and acceptable to us. For example, most security policies have exclusions and/or limitations for operations outside the normal duties identified by an applicant. The use of firearms might be prohibited, operations such as work in bars or nightclubs might be prohibited, or the location of operations of the policyholder may be restricted. All policies currently being written have mold, asbestos, and silica exclusions. Many policies also contain employment practices liability exclusions and professional services exclusions.

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

We have 15 underwriters that underwrite for security classes out of our headquarters in Southfield, Michigan. Our strategy is to receive submissions for as many risks for the security classes that we target as possible and to quote and bind those risks which meet our underwriting criteria. In 2008, we received over 16,800 policy submissions within security classes, we quoted over 12,400 of those submissions, and we bound over 9,700 policies.

We have 21 underwriters that underwrite for specialty classes out of regional underwriting offices. Because specialty classes encompass a broader range of classes compared to security classes, we tend to receive submissions outside of our targeted specialty classes and are more selective in deciding which submissions to quote. In 2008, we received over 49,000 policy submissions within specialty classes and bound approximately 5,500 policies.

We have 20 underwriters that underwrite for FM Emerald out of regional underwriting offices. In 2008, we received over 20,000 policy submissions within FM Emerald and bound approximately 1,100 policies.

CLAIMS

Our claims department consists of 29 people supporting our underwriting operations and 19 people supporting our insurance services operations. Since 1985, substantially all of our claims, including the claims for the years when fronting companies were utilized, have been handled by our claims department.

Our claims policy is to investigate all potential claims and promptly evaluate claims exposure, which permits us to establish claims reserves early in the claims process. Reserves are set at an estimate of full settlement value at all times. We attempt to negotiate all claims to the earliest appropriate resolution.

Our claims department has established authorization levels for each claims professional, based on experience, capability and knowledge of the issues. Claims files are regularly reviewed by management and higher exposure cases are reviewed by a broader “round-table” group, which may include underwriting representatives and/or senior management, where appropriate. The claims and underwriting departments frequently meet to discuss emerging trends or specific case experiences to guide those efforts. A management information and measurement process is in place to measure results and trends of the claims department. All claims operations use imaging technology to produce a paperless environment with all notes, communications and correspondence being a part of our files. Claims adjusters have complete access to the imaged underwriting files, including all policy history, to enable them to better understand coverage issues, and all other documentation.

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

The nature of claims on policies for specialty and contract underwriting classes are similar to those of security classes because the general liability coverage is essentially the same. Instead of receiving claims relating to the actions of a security guard or detective, however, the claims relate to the negligence or improper action of a contractor, manufacturer, or owners, landlords and tenants or to the failure of a contractor’s “completed operations” or a manufacturer’s product to function properly.

The nature of claims involving FM Emerald policies depends upon the class of business. FM Emerald writes primary casualty which is similar to our other general liability classes. They also write excess and umbrella casualty policies. FM Emerald writes property policies, most of which are on an all-risk unless otherwise excluded basis as well as a mix of basic form — named peril coverage.

There were approximately 4,100 new claims reported to us during 2008, and we had approximately 2,700 pending claims as of December 31, 2008.

REINSURANCE

We enter into reinsurance contracts to diversify our risks and limit our maximum loss arising from large or unusually hazardous risks or catastrophic events and so that, given our capital constraints, we can provide the policy limits that our clients require. Additionally, we use reinsurance to limit the amount of capital necessary to support our operations and to facilitate growth. Reinsurance involves a primary insurance company transferring, or “ceding”, a portion of its premium and losses in order to control its exposure. The ceding of liability to a reinsurer does not relieve the obligation of the primary insurer to the policyholder. The primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance contract.

Our treaty reinsurance is contracted under both quota share and excess of loss reinsurance agreements. On our primary casualty business, we have historically adjusted our level of quota share protection on these treaties based upon our premiums produced and our level of capitalization, as well as our risk appetite for a particular type of business. On January 1, 2008, we purchased a 10% quota share on the majority of our primary casualty business and on April 1, 2008, we added a second quota share treaty covering an additional 5% of the same lines of business. Our excess of loss reinsurance is used to limit our maximum exposure per claim occurrence. We maintained a $0.5 million excess of $0.5 million per occurrence and $1.5 million excess of $0.5 million per occurrence coverages through December 31, 2008. Effective January 1, 2009, we purchased quota share reinsurance for our primary casualty business which covers the majority of the casualty classes underwritten in the Security, Specialty, Contract Underwriting, and FM Emerald platforms. For our Security and Specialty classes, we purchased 25.75% quota share reinsurance coverage. For our Contract Underwriting and FM Emerald classes, we purchased 31.5% quota share reinsurance coverage. In addition, for these classes, we purchased $0.5 million excess of $0.5 million per occurrence for 2009. However, for the Security and Specialty classes, the excess of loss treaty was only 75% placed. Lastly, we did not purchase quota share reinsurance for the legal professional liability class, but we did purchase $0.5 million excess of $1.5 million per occurrence for 2009, which was 70% placed.

On our umbrella and excess casualty business in 2008, we maintained quota share reinsurance treaties that provides for a quota share of 90% of this business, up to a limit of $10.0 million per occurrence. Effective January 1, 2009, we purchased 90% quota share reinsurance for our umbrella and excess casualty business, which was similar to our 2008 reinsurance coverage.

On our property business, we renewed our property excess per risk program at July 1, 2008. These treaties provide for coverage of $4.7 million excess of $0.3 million per risk. We also purchased property catastrophe protection for our property business effective July 1, 2008. The program has limits of $25.0 million in excess of $4.0 million of ultimate net loss per occurrence, which represents our modeled one in 250 year event exposure. Our catastrophe program provides for reinstatement of coverage upon a catastrophic event. In 2008, gross written premiums for property business were less than 7.8% of total gross written premium.

In addition to our treaty reinsurance, we also purchase facultative reinsurance, which is obtained on a case-by-case basis for all or part of the insurance provided by a single risk, exposure, or policy.

For a more detailed discussion of our reinsurance structure over time, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance” and “Risk Factors — Risks Relating to Our Business.”

The following is a summary of our significant treaty ceded reinsurance programs at December 31, 2008:

Policy Type	Company Policy Limit	Reinsurance Coverage	Company Retention

Casualty — Primary(1)	Up to $1.0 million per occurrence	$500,000 excess of $500,000 per occurrence 15% on net $500,000 per occurrence	$425,000 per occurrence
Casualty — Excess and Umbrella	Up to $10.0 million per occurrence or claim	90% quota share up to $10.0 million per occurrence or claim	Up to $1,000,000 per occurrence
Property Business	Up to $5.0 million per risk	$4,000,000 excess of $1,000,000 each risk, each loss $700,000 excess of $300,000 each risk, each loss	Up to $300,000 per risk, each loss(2)
Property Business (Catastrophe)	N/A	$25,000,000 excess of $4,000,000 per occurrence	Up to $4,000,000 per occurrence

(1)	- Up to $2.0 million per occurrence for certain policies in the Legal Professional Liability program. These policies have $1.5 million excess of $0.5 million per occurrence coverage. No change in Company net retention.

(2)	- Excludes named storms which would be covered by our catastrophe reinsurance program.

TECHNOLOGY

We believe that advanced information processing is important in order for us to maintain our competitive position. We have developed an extensive data warehouse of underwriting and claims data for our business and have implemented advanced management information systems to run substantially all of our principal data processing and financial reporting software applications. We use the Phoenix system by Allenbrook for policy administration and claims systems. We are also implementing imaging and workflow systems to eliminate the need for paper files and reduce processing errors. Our operating systems allow all of our offices to access files at the same time while discussing underwriting policies regarding certain accounts.

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

Our primary competitors with respect to security classes are managing general agents, or MGAs, supported by various insurance or reinsurance partners. These MGAs include, but are not limited to, All Risks, Ltd., Brownyard Group, Mechanics Group and RelMark Program Managers. These MGAs provide underwriting services similar to CoverX, but they typically do not retain any insurance risk on the business they produce. These MGAs also typically do not handle the claims on the business they produce, as claims handling is retained by the company assuming the insurance risk or outsourced to third party administrators. We also face competition from U.S. and non-U.S. insurers, including American International Group, Inc. (Lexington Insurance Company) in the security guard class, The Hartford Financial Services Group, Inc. in the alarm class, and Travelers in the safety class.

Our primary competitors with respect to specialty classes tend to be E&S lines insurance carriers. Competitors vary by region and market, but include W.R. Berkley Corp. (Admiral Insurance Company), Argonaut Group

(Colony Insurance Company), RLI Corp, American International Group, Inc. (Lexington Insurance Company) and International Financial Group, Inc. (Burlington Insurance Co.).

Our primary competitors with respect to our Contract Underwriting and FM Emerald classes of business are similar to the competitors for our specialty classes.

Competition in the E&S lines market tends to focus less on price and more on availability of coverage and quality of service. The E&S lines market is significantly affected by the conditions of the insurance market in general. During times of hard market conditions (i.e., those favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market back to the E&S lines market. When soft market conditions are prevalent, similar to the current environment, standard insurance carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as E&S lines.

RATINGS

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. First Mercury Insurance Company, which we refer to as FMIC, was assigned a letter rating of “A−” by A.M. Best in June 2004 and maintained such rating since that time. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best and is the lowest rating necessary to compete in our targeted markets. A.M. Best assigns each insurance company a Financial Size Category, or FSC. The FSC is designed to provide a convenient indicator of the size of a company in terms of its statutory surplus and related accounts. There are 15 categories with FSC I being the smallest and FSC XV being the largest. As of December 31, 2008, A.M. Best has assigned FMIC an FSC VIII based on Adjusted Policyholders Surplus between $100.0 million and $250.0 million. Effective January 1, 2007, FMIC and FMCC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and FMCC are combined and apportioned between FMIC and FMCC in accordance with fixed percentages. On May 4, 2007, A.M. Best assigned the financial strength rating “A−” to the First Mercury Group pool and its members, FMIC and FMCC. FMCC’s A.M. Best rating was upgraded to “A−” as a result. Effective July 1, 2008, FMIC and AUIC entered into an intercompany reinsurance agreement wherein all premium and losses of AUIC, including all past liabilities, are 100% assumed by FMIC. Subsequent to the reinsurance transaction, AUIC’s A.M. Best rating was upgraded to “A−”. At December 31, 2008, FMIC, FMCC and AUIC each maintained an “A−” rating from A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its unpaid loss and loss adjustment expense, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders and is not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. See “Risk Factors — Risks Relating to Our Business — Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.”

EMPLOYEES

As of December 31, 2008, we had 324 full-time employees and 14 part-time employees. Our employees have no union affiliations and we believe our relationship with our employees is good.

INSURANCE REGULATION

Our insurance subsidiaries are subject to regulation under the insurance statutes of various jurisdictions, including Illinois, the domiciliary state of FMIC; Minnesota, the domiciliary state of FMCC; and Arkansas, the domiciliary state of AUIC. In addition, we are subject to regulation by the state insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business. State insurance regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than stockholders, noteholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing the types and amounts of investments.

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

FMCC is licensed and can operate on an admitted basis in its home state of Minnesota and in 14 other states. Insurers operating on an admitted basis must file premium rate schedules and policy forms for review and, in some states, approval by the insurance regulators in each state in which they do business on an admitted basis. Admitted carriers also are subject to other market conduct regulation and examinations in the states in which they are licensed. Insurance regulators have broad discretion in judging whether an admitted insurer’s rates are adequate, not excessive and not unfairly discriminatory.

AUIC is licensed and can operate on an admitted basis in its home state of Arkansas.

Insurance Holding Company Regulation

Our insurance subsidiaries operate as part of an insurance holding company system and are subject to holding company regulation in the jurisdictions in which they are licensed. These regulations require that each insurance company that is part of a holding company system register with the insurance department of its state of domicile and furnish information concerning contracts, transactions, and relationships between those insurance companies and companies within the holding company system. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and prior approval or nondisapproval of the applicable state insurance regulator generally is required for any material or other specified transactions. The insurance laws similarly provide that all transactions and agreements between an insurance company and members of a holding company system must be fair and reasonable. FMIC, FMCC, and AUIC are parties to various agreements, including underwriting agreements, a management service agreement, and a tax sharing agreement with members of the holding company system and are parties to reinsurance agreements with each other, all of which are subject to regulation under state insurance holding company acts.

In addition, a change of control of an insurer or of any controlling person requires the prior approval of the domestic state insurance regulator. Generally, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the insurer. A person seeking to acquire control, directly or indirectly, of an insurance company or of any person controlling an insurance company generally must file with the domestic insurance regulatory authority a statement relating to the acquisition of control containing certain information about the acquiring party and the transaction required by statute and published regulations and provide a copy of such statement to the insurer and obtain the prior approval of such regulatory agency for the acquisition. These provisions apply to investors that acquire 10% or more of the outstanding common stock of FMFC even if such acquisition of shares is made for investment purposes and not for the purpose of controlling our insurance subsidiaries. In such cases, our domestic state insurance departments require such investors to file a change in control exemption request or disclaimer of control statement with those departments. We will work with any such investor to facilitate this process if so requested.

Quarterly and Annual Financial Reporting

Our insurance subsidiaries are required to file quarterly and annual financial reports with state insurance regulators utilizing statutory accounting practices (“SAP”) rather than accounting principles generally accepted in the United States of America (“GAAP”). In keeping with the intent to assure policyholder protection, SAP emphasizes solvency considerations. See Note 15 to the consolidated financial statements, which are incorporated herein by reference.

Periodic Financial and Market Conduct Examinations

The insurance departments of our insurance subsidiaries’ states of domicile may conduct on-site visits and examinations of the affairs of our insurance subsidiaries, including their financial condition and their relationships and transactions with affiliates, typically every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and to restrict or rescind licenses or other authorizations to transact business and to levy fines and monetary penalties against insurers, insurance agents and brokers found to be in violation of applicable laws and regulations. During the past five years, the insurance subsidiaries have had periodic financial reviews and have not been the subject of market conduct or other investigations nor required to pay any material fines or penalties.

Risk-based Capital

Risk-based capital, or RBC, requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2008, our insurance subsidiaries maintained RBC levels in excess of amounts that would require any corrective actions on our part.

IRIS Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2008, FMIC and FMCC each had one IRIS ratio outside the usual range. AUIC had two IRIS ratios outside the usual range. An insurance company may become the subject of increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.

Restrictions on Paying Dividends

FMFC is a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is dependent on dividends and other distributions from our subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may be paid only out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries’ states of domicile generally is required in order for our insurance subsidiaries to declare and pay “extraordinary dividends” to us. For FMIC, Illinois defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of FMIC’s surplus as of the preceding December 31, or FMIC’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. FMIC must give the Illinois insurance regulator written notice of every dividend or distribution, whether or not extraordinary, within the time periods specified under applicable law. With respect to FMCC, Minnesota imposes a similar restriction on extraordinary dividends and requires a similar notice of all dividends after declaration and before paid. For FMCC, Minnesota defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or FMCC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. With respect to AUIC, Arkansas imposes a similar restriction on extraordinary dividends and requires similar notice of all dividends after declaration and before payment. For AUIC, Arkansas defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within in the preceding 12 months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or AUIC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2008, FMIC, FMCC, and AUIC may pay dividends in 2009, if declared, of up to $33.8 million without regulatory approval. In 2008 and 2007, our insurance subsidiaries would have been permitted to pay up to $19.0 million and $15.7 million, respectively, in ordinary dividends without the prior regulatory approval. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. No dividends were paid by FMIC, FMCC or AUIC during the year ended December 31, 2008.

Investment Regulation

Our insurance subsidiaries are subject to state laws which require diversification of their investment portfolios and impose limits on the amount of their investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which they are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require them to sell those investments. At December 31, 2008, we had no investments that would be treated as non-admitted assets.

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

FM Emerald is licensed as a resident agency in Illinois and as a non-resident agency in other states. FM Emerald does not hold any surplus lines licenses.

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

State privacy laws also require FMCC and AUIC to maintain appropriate procedures for managing and protecting certain personal information of its applicable customers and to disclose to them its privacy practices. In 2002, to further facilitate the implementation of the Gramm Leach Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. A majority of states have adopted similar provisions regarding the safeguarding of nonpublic personal information. FMCC and AUIC have adopted a privacy policy for safeguarding nonpublic personal information, and they follow procedures pertaining to applicable customers to comply with the Gramm Leach Bliley Act’s related privacy requirements. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

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

Terrorism Exclusion Regulatory Activity

The Terrorism Risk Insurance Act of 2002, extended and amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIA, provides insurers with federally funded reinsurance for “acts of terrorism.” TRIA also requires insurers to make coverage for “acts of terrorism” available in certain commercial property/casualty insurance policies and to comply with various other provisions of TRIA. For applicable policies in force on or after November 26, 2002, we are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages. To be covered under TRIA, aggregate industry losses from a terrorist act must exceed $100.0 million in 2008, the act must be perpetrated within the U.S. or in certain instances outside of the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program. We generally offer coverage only for those acts covered under TRIA. As of December 31, 2008, approximately 2% or less of our policyholders in our E&S lines markets had purchased TRIA coverage.

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

OFAC

The Treasury Department’s Office of Foreign Asset Control, or OFAC, maintains various economic sanctions regulations against certain foreign countries and groups and prohibits “U.S. Persons” from engaging in certain transactions with certain persons or entities in or associated with those countries or groups. One key element of these sanctions regulations is a list maintained by the OFAC of “Specifically Designated Nationals and Blocked Persons,” or the SDN List. The SDN List identifies persons and entities that the government believes are associated with terrorists, targeted countries and/or drug traffickers.

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

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

The continuing volatility in the financial markets and the current recession could have a material adverse effect on our results of operations and financial condition.

The significant financial market volatility experienced worldwide during the third and fourth quarters of 2008 has continued in 2009 and the impact on the U.S. and foreign economies appears to be worsening. Although the U.S. and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future additional realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition. These economic conditions have had an adverse impact on the availability and cost of capital resources.

The severe downturn in the debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in the Company’s investment portfolio. Depending on future market conditions, the Company could incur substantial additional realized and unrealized losses in its investment portfolio, which could have a material adverse effect on the Company’s financial condition and/or results of operations.

In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions the U.S. Government has taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The government is actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.

Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.

Third party rating agencies periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. The First Mercury group (FMIC, FMCC and AUIC) maintains an “A−” rating (the fourth highest of fifteen ratings) with a stable outlook from A.M. Best Company, Inc., or A.M. Best, a rating agency and publisher for the insurance industry. This rating is not a recommendation to buy, sell or hold our securities but is viewed by insurance consumers and intermediaries as a key indicator of the financial strength and quality of an insurer. FMIC currently has the lowest rating necessary to compete in our targeted markets as a direct insurance writer because an “A−” rating or higher is required by many insurance brokers, agents and policyholders when obtaining insurance and by many insurance companies that reinsure portions of our policies.

Our A.M. Best rating is based on a variety of factors, many of which are outside of our control. These factors include our business profile and the statutory surplus of our insurance subsidiaries, which is adversely affected by underwriting losses, investment losses and dividends paid by them to us. Other factors include balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy) and operating performance. Any downgrade of our ratings could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly rated, competitors and increase the cost or reduce the availability of reinsurance to us. Without at least an “A−” A.M. Best rating for FMIC, we could not competitively engage in direct insurance writing, but instead would be heavily dependent on fronting carriers to underwrite premiums. These fronting arrangements would require us to pay significant fees, which could then cause our earnings to decline. Moreover, we may not be able to enter into fronting arrangements on acceptable terms, which would impair our ability to operate our business.

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

We establish loss and loss adjustment expense reserves with respect to reported and unreported claims incurred as of the end of each period. Our loss and loss adjustment expense reserves were $372.7 million, $272.4 million, and $191.0 million at December 31, 2008, 2007, and 2006, respectively, all of which are gross of ceded loss and loss adjustment expense reserves. These reserves do not represent an exact measurement of liability, but are our estimates based upon various factors, including:

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

Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. For example, insurers have been held liable for large awards of punitive damages, which generally are not reserved for. In many cases, estimates are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Accordingly, the ultimate liability may be more or less than the current estimate. While we set our reserves based on our assessment of the insurance risk assumed, as we have expanded into new classes of business, we do not have extensive proprietary loss data for other classes to use to develop reserves. Instead, we must rely on industry loss information, which may not reflect our actual claims results. As a result, our continued expansion into new classes may make it more difficult to ensure that our actual losses are within our loss reserves.

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

Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. Although reinsurance makes the reinsurer liable to us to the extent of the risk transferred or ceded to the reinsurer, this arrangement does not relieve us of our primary liability to our policyholders. At December 31, 2008, we had $181.2 million of reinsurance recoverables. Most of our reinsurance recoverables are from two reinsurers, which are subsidiaries of ACE Limited and Swiss Re. At December 31, 2008, the balances from ACE Limited and Swiss Re were $75.0 million and $63.6 million, respectively. Although we believe that we have high internal standards for reinsurers with whom we place reinsurance, we cannot assure you that our reinsurers will pay reinsurance claims on a timely basis or at all. We cannot predict if the current recession and financial market crisis will impact or prevent our reinsurers from being able to fulfill there obligations to us. If reinsurers are unwilling or unable to pay us amounts due under reinsurance contracts, we will incur unexpected losses and our cash flow will be adversely affected, which would have a material adverse effect on our financial condition and operating results.

We may not be able to obtain adequate reinsurance coverage or reinsurance on acceptable terms.

We use significant amounts of reinsurance to manage our exposure to market and insurance risks and to enable us to write policies in excess of the level that our capital supports. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Without adequate levels of appropriately priced reinsurance, the level of premiums we can underwrite could be materially reduced. The reinsurance market has changed dramatically over the past few years as a result of a number of factors, including inadequate pricing, poor underwriting and the significant losses incurred as a consequence of the terrorist attacks on September 11, 2001. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. In addition, we may underwrite risks that are excluded from coverage under the terms of our reinsurance agreements due to an underwriting oversight or differing interpretations of the reinsurance contracts. In these circumstances, we attempt to obtain coverage through special acceptance with our reinsurers or purchase facultative reinsurance. If we cannot obtain adequate reinsurance protection for these risks, we may be exposed to greater losses.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds.

Most of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. In 2008, we recorded $2.9 million of pre-tax net losses related to the hurricane season. We use a model that is commonly used throughout the industry to help us ensure that we are purchasing sufficient catastrophe reinsurance limits. Currently, we purchase catastrophe reinsurance to cover a potential catastrophe that is modeled to only occur once every 250 years. There can be no assurance that this modeled information will accurately predict catastrophic losses. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

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

Since 2000, we have expanded our focus on new classes of the specialty insurance market, which we refer to as specialty classes, contract underwriting classes and FM Emerald, in addition to our long-standing business for security classes. These new classes represented 24.2% of our premiums produced in 2000 and 77.2% of our premiums produced in 2008. As a result of this expansion, we have a more limited operating and financial history available for specialty classes when compared to our data for security classes. This may adversely impact our ability to adequately price the insurance we write to reflect the risk assumed and to exclude risks that generate large or frequent claims and to establish appropriate loss reserves. Because we rely more heavily on industry data in calculating reserves for specialty classes, contract underwriting classes, and FM Emerald than we do for security classes, we may need to further adjust our reserve estimates for these classes in the future, which could materially adversely affect our operating results.

Our growth may be dependent upon our successful acquisition and retention of additional underwriting expertise.

Our operating results and future growth depend, in part, on the acquisition and successful retention of underwriting expertise. We rely on a small number of underwriters in the specialty classes for which we write policies. For example, we expanded our business into new classes in 2007 by hiring the FM Emerald management team and we introduced new classes by engaging with contract underwriters. In addition, we intend to continue to expand into other specialty classes through the acquisition of key underwriting personnel. While we intend to continue to search for suitable candidates to augment and supplement our underwriting expertise in existing and additional classes of specialty insurance, we may not be successful in identifying, hiring and retaining candidates. If we are successful in identifying candidates, there can be no assurance that we will be able to hire and retain them or, if they are hired and retained, that they will be successful in enhancing our business or generating an underwriting profit.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our future capital requirements, especially those of our insurance subsidiaries, depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses and loss adjustment expenses. We may need to raise additional funds to the extent that our cash flows are insufficient to fund future operating requirements, support growth and maintain our A.M. Best rating. Many factors will affect our capital needs, including our growth and profitability, our claims experience, our investment performance, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available or may be available only on terms, amounts or time periods that are not favorable to us. Equity financings could be dilutive to our existing stockholders and debt financings could subject us to covenants that restrict our ability to operate our business freely. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

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

Premiums produced for security classes represented 20.7% of our total direct and assumed written premiums in 2008. As a result, any changes in the security insurance market, such as changes in business, economic or regulatory conditions or changes in federal or state law or legal precedents, could adversely impact our ability to write insurance for this market. For example, any legal outcome or other incident could have the effect of increasing insurance claims in the security insurance market which could adversely impact our operating results.

The loss of one or more of our top wholesale brokers could have a material adverse effect on our financial condition or our results of operations.

For security classes, we generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses and safety equipment installation and service businesses. These wholesalers and specialists are not under any contractual obligation to provide us business. Our top five wholesale brokers represented 39.0% of the premiums produced from security classes in 2008. For specialty classes, we generate business from traditional E&S lines insurance wholesalers who have a presence in the classes we underwrite. Our top five wholesale brokers represented 35.1% of the premiums produced from specialty classes in 2008. In our contract underwriting classes, we rely on a small number of producers to generate the insurance that we underwrite. For FM Emerald, we generate business from E&S lines insurance wholesalers. Out top five wholesale brokers represent 24.5% of premiums produced from FM Emerald. The loss of one or more of our top wholesale brokers for security classes, specialty classes or FM Emerald producers could have a material adverse effect on our financial condition or our results of operations.

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

Our insurance subsidiaries are subject to extensive regulation, primarily by insurance regulators in Illinois, Minnesota, and Arkansas, the states in which our three insurance company subsidiaries are domiciled and, to a lesser degree, the other jurisdictions in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of the insurance companies or their shareholders. These insurance regulations generally are administered by a department of insurance in each state and relate to, among other things, licensing, authorizations to write E&S lines of business, capital and surplus requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions (which includes the review of services, tax sharing and other agreements with affiliates that can be a source of cash flow to us, other than dividends which are specifically regulated by law), dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion to operate our business as we deem appropriate or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect our ability to achieve some or all of our business objectives.

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

Insurance Regulatory Information System, or IRIS, ratios are part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. As of December 31, 2008, FMIC and FMCC each had one IRIS ratio outside the usual range. AUIC had two IRIS ratios outside the usual range. An insurance company may become subject to increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. FMIC has, in the past, had more than four ratios outside the usual range. If, in the future, FMIC has four or more ratios outside the usual range, we could become subject to greater scrutiny and oversight by regulatory authorities. See “Insurance and Other Regulatory Matters.”

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

The ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities we own. We may not be able to realize our investment objectives, which could significantly reduce our financial position, stockholders’ equity and net income.

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, hybrid securities, freestanding derivatives, and limited partnerships. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption such as we are currently experiencing, including periods of rapidly widening credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as Alt-A, subprime mortgage-backed, CMBS and ABS securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2008, 7.0%, 91.9% and 1.1% of our available for sale securities were considered to be Level 1, 2 and 3, respectively.

Evaluation of available-for-sale securities for other than temporary impairment involves subjective determinations and could materially impact our results of operations.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security under severe recession scenarios. In addition, estimating future cash flows involves incorporating information received from third party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other than temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. During the year ended December 31, 2008, the Company concluded that approximately $12.1 million of unrealized losses were other than temporarily impaired. Additional impairments may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage-backed securities or other high yielding bonds) or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.

Our investment portfolio includes investment securities in the financial services sector that have experienced nonperformance or defaults recently. Further nonperformance or defaults could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the value of our investments in hybrid securities, perpetual preferred securities, or other equity securities in the financial services sector may be significantly impaired if the issuers of such securities defer the payment of optional coupons or dividends, are forced to accept government support or intervention, or grant majority equity stakes to their respective governments. Furthermore, the counterparties to our interest rate swap agreements may not be able to fulfill their obligations to us.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government and the Japanese government. However, if the Company’s creditors are acquired, merge or otherwise consolidate with other creditors of the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

Our directors and executive officers own a large percentage of our common stock, which allows them to effectively control matters requiring stockholder approval.

Our directors and executive officers beneficially own 19.9% of our outstanding common stock (including options exercisable within 60 days) as of December 31, 2008, including 11.2% owned by Jerome Shaw, our founder and former Chief Executive Officer. Accordingly, these directors and executive officers will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval and could seek to arrange a sale of our company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our three insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2009, FMIC, FMCC and AUIC may pay in the aggregate dividends to FMFC of up to $33.8 million without regulatory approval. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

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

Our corporate headquarters are located in Southfield, MI, where we lease approximately 20,000 square feet. We have approximately 25,000 square feet of additional office space in Southfield, MI in a building owned by FMIC. We also lease office space in Irvine, CA, Los Angeles, CA, Atlanta, GA, Chicago, IL, Boston, MA, New York, NY, Allen, TX, Seattle, WA, Conway, AR, and Scottsdale, AZ. We believe our current space is adequate for our current operations.

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

	2008
Quarter Ended	High	Low

March 31, 2008	$23.66	$14.75
June 30, 2008	19.02	15.80
September 30, 2008	18.58	12.17
December 31, 2008	14.46	8.53

	2007
Quarter Ended	High	Low

March 31, 2007	$23.35	$19.64
June 30, 2007	21.61	18.68
September 30, 2007	21.92	17.98
December 31, 2007	25.02	20.00

	2006
Quarter Ended	High	Low

December 31, 2006(commencing October 17, 2006)	$23.52	$19.26

On March 6, 2009, the last reported sales price of our common stock was $13.36 per share.

As of February 20, 2009, there were 17,837,837 shares of issued and outstanding common stock held by approximately 1,200 known holders of record.

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

We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our three insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2009, FMIC, FMCC and AUIC may pay in the aggregate dividends to FMFC of up to $33.8 million without regulatory approval. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.

Stock Performance Graph

The following graph compares the total return, based on share price, of an investment of $100.00 in our common stock from October 18, 2006, the date our common stock first became publicly traded on the New York Stock Exchange, through December 31, 2008 with the New York Stock Exchange Composite and the New York Stock Exchange Financial indices. All values assume reinvestment of the full amount of all dividends, although dividends were not declared on our common stock. This information is provided in accordance with Securities and Exchange Commission requirements and is not necessarily indicative of future results.

Total Return to Stockholders
(Includes reinvestment of dividends)

	Indexed Returns
	Oct. 18,	Dec	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
	2006	2006	2007	2007	2007	2007	2008	2008	2008	2008
First Mercury Financial Corporation	100.00	120.62	105.38	107.54	110.31	125.13	89.28	90.46	73.08	73.13

New York Stock Exchange Composite Index	100.00	105.97	107.96	115.98	118.52	115.66	101.54	99.96	86.95	100.00

New York Stock Exchange Financial Index	100.00	105.43	104.37	107.29	104.77	94.33	79.50	68.13	66.07	42.26

Share Repurchase Program

During the third quarter of 2008, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009. During the three months and year ended December 31, 2008, the Company repurchased 474,042 and 698,577 shares, respectively, of common stock for $5.3 million and $8.6 million, respectively, at an average cost of $11.25 and $12.25 per share, respectively. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	as Paid per	Publicly Announced	yet be Purchased Under the
Month	Purchased	Share (or Unit)	Plans or Programs	Plan or Programs

August	122,225	$14.01	122,225	1,377,775
September	102,310	14.76	102,310	1,275,465
October	—	—	—	1,275,465
November	330,942	11.03	330,942	944,523
December	143,100	11.76	143,100	801,423

Total	698,577	$12.25	698,577	801,423

ITEM 6.	SELECTED FINANCIAL DATA

The table shown below presents our selected historical consolidated financial and other data for the five years ended December 31, 2008, which have been derived from our audited consolidated financial statements. The historical consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated annual financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

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

The selected historical consolidated financial and other data presented below for the year ended December 31, 2004 (Predecessor), for the period from January 1, 2005 through August 16, 2005 (Predecessor), for the period from August 17, 2005 through December 31, 2005 (Successor), and for the years ended December 31, 2006 (Successor), December 31, 2007 (Successor) and December 31, 2008 (Successor) have been derived from our audited consolidated financial statements.

On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income.

	Successor				Predecessor
				August 17,	January 1,
		Year Ended		2005 to	2005 to	Year Ended
		December 31,		December 31,	August 16,	December 31,
	2008	2007	2006	2005	2005	2004
	(Dollars in thousands, except for share and per share data)

Income Statement Data:
Direct and assumed written premiums	$321,276	$271,501	$218,181	$71,040	$104,856	$92,066
Net written premiums	219,951	155,572	142,926	37,228	68,473	72,895
Net earned premiums	193,744	169,139	110,570	40,146	57,576	61,291
Commissions and fees	20,989	5,343	6,455	8,029	8,826	28,831
Net investment income	21,633	16,295	9,713	2,629	4,119	4,619
Net realized gains (losses) on investments	(20,687)	602	517	278	(58)	(120)
Total operating revenues	215,679	191,379	127,255	51,082	70,463	94,621
Losses and loss adjustment expenses, net	107,840	88,073	56,208	27,022	28,072	26,854
Amortization of deferred acquisition expenses	41,164	30,706	16,358	7,954	12,676	15,713
Underwriting, agency, and other expenses	34,355	10,328	9,989	4,204	5,709	25,153
Amortization of intangible assets	2,038	667	711	434	732	632
Total operating expenses	185,397	129,774	83,266	39,614	47,189	68,352
Operating income	30,282	61,605	43,989	11,468	23,274	26,269
Interest expense	5,820	4,453	16,615	3,980	1,519	1,691
Income from continuing operations before income taxes	24,150	56,593	27,414	7,822	21,985	24,647
Income taxes	6,414	18,922	9,285	3,291	7,106	9,012
Income from continuing operations	17,736	37,671	18,129	4,531	14,879	15,635
Income from discontinued operations	23,105	4,060	3,740	2,181	1,244	2,100
Net income	40,841	41,731	21,869	6,712	16,123	17,735
Balance Sheet Data:
Total investments	543,030	459,288	297,841	211,025	202,013	171,659
Total assets	943,653	747,284	512,933	365,597	321,863	253,965
Loss and loss adjustment expense reserves	372,721	272,365	191,013	113,864	92,153	68,699
Unearned premium reserves (1)	147,849	123,469	91,803	84,476	77,778	52,484
Long-term debt	67,013	67,013	46,394	85,620	27,535	29,535
Total stockholders’ equity	261,637	229,380	172,738	64,327	106,908	91,630
Basic Net Income Per Share:(2)
Income from continuing operations	$0.98	$2.13	$2.20	$0.77	$1.02	$1.15
Income from discontinued operations	$1.27	$0.23	$0.54	$0.53	$0.10	$0.17
Total	$2.25	$2.36	$2.74	$1.30	$1.12	$1.32
Diluted Net Income Per Share:(2)
Income from continuing operations	$0.95	$2.03	$1.31	$0.38	$0.74	$0.93
Income from discontinued operations	$1.24	$0.22	$0.27	$0.18	$0.06	$0.12
Total	$2.19	$2.25	$1.58	$0.56	$0.80	$1.05
Weighted average shares outstanding, basic	18,129,386	17,710,080	6,907,905	4,146,045	12,536,224	12,041,334
Weighted average shares outstanding, diluted	18,674,689	18,551,362	13,831,649	12,044,004	20,093,596	16,872,247
GAAP Underwriting Ratios:
Loss ratio (3)	55.7%	52.1%	50.8%	67.3%	48.8%	43.8%
Expense ratio (4)	28.0%	20.4%	16.9%	8.7%	18.3%	18.9%
Combined ratio (5)	83.7%	72.5%	67.7%	76.0%	67.1%	62.7%
Other Data:
Annual return on average stockholders’ equity	16.6%	20.8%	23.6%	29.0%	26.0%	27.7%
Debt to total capitalization ratio	20.4%	22.6%	21.2%	57.1%	20.5%	24.4%

(1)	Unearned premium reserves are established for the portion of premiums that is allocable to the unexpired portion of the policy term.

(2)	Net income per share and weighted average shares outstanding reflect a 925-for-1 stock split of our common stock which occurred prior to the completion of our initial public offering in October 2006.

(3)	Loss ratio is defined as the ratio of incurred losses and loss adjustment expenses to net earned premiums.

(4)	Expense ratio is defined as the ratio of (i) the amortization of deferred acquisition expenses plus other operating expenses, less expenses related to insurance services operations, less commissions and fee income related to underwriting operations to (ii) net earned premiums.

(5)	Combined ratio is the sum of the loss ratio and the expense ratio.

(6)	ARPCO has been reclassified as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 35 years of underwriting security risks, we have established CoverX (R) as a recognized brand among insurance agents and brokers and have developed significant underwriting expertise and a cost-efficient infrastructure. Over the last eight years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.

First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC), formerly known as All Nation Insurance Company, First Mercury Emerald Insurance Services, Inc. (“FM Emerald), and American Management Corporation (“AMC”).

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

On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income. ARPCO provided third party administrative services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services. ARPCO was solely a fee-based business and received fees for these services and commissions on excess per occurrence insurance placed in the commercial market with third party companies on behalf of the pools.

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

GAAP and Non-GAAP Financial Performance Metrics

Throughout this report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP (generally accepted accounting principles in the United States of America) presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are gross premiums written, net premiums written, and combined ratio.

Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations:

Gross premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, gross premiums written is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in our insurance underwriting operations with some indication of profit potential subject to the levels of our retentions, expenses, and loss costs.

Net premiums written

While net premiums earned is the related GAAP measure used in the statements of earnings, net premiums written is the component of net premiums earned that measures the difference between gross premiums written and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.

Combined ratio

This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, net of insurance underwriting commissions and fees, divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of pre-tax underwriting income.

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

Use of Estimates

In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of investments and intangible assets.

Loss and Loss Adjustment Expense Reserves

The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as Case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on reported cases, which are referred to as IBNR reserves. We do not discount the reserves for losses and loss adjustment expenses.

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

Our claims department updates their case-basis valuations continuously to incorporate new information. We also use actuarial analyses to estimate both the costs of losses and allocated loss adjustment expenses that have been incurred but not reported to us and the expected development of costs of losses and loss adjustment expenses on reported cases.

We determine IBNR reserve estimates separately for our security, specialty, contract underwriting, and FM Emerald classes. For security classes, our IBNR reserve estimates are determined using our actual historical loss and loss adjustment expense experience and reporting patterns from our loss and loss adjustment expense database which covers the last 24 years. For specialty, for which we have eight years of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs, industry reporting patterns applicable to our classes in combination with our actual paid and incurred loss and loss adjustment expense reporting patterns. For contract underwriting and FM Emerald for which we have three years or less of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs, industry reporting patterns applicable to our classes, and historical data when available in combination with our actual paid and incurred loss and loss adjustment expense reporting patterns. Our estimates also include estimates of future trends that may affect the frequency of claims and changes in the average cost of potential future claims.

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

Our reserves for losses and loss adjustment expenses at December 31, 2008, 2007, and 2006, gross and net of ceded reinsurance were as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Gross
Case reserves	$91,057	$69,699	$47,004
IBNR and ULAE reserves	281,664	202,666	144,009

Total reserves	$372,721	$272,365	$191,013

Net of reinsurance
Case reserves	$62,497	$52,668	$37,376
IBNR and ULAE reserves	181,672	128,253	86,711

Total	$244,169	$180,921	$124,087

We utilize accepted actuarial methods to arrive at our loss and loss adjustment expense IBNR reserve estimates. The determination of our best estimate of ultimate loss and loss adjustment expenses and IBNR reserves requires significant actuarial analysis and judgment, both in application of these methods and in the use of the results of these methods. The principal methods we use include:

•	The Loss Development Method — based on paid and reported losses and loss adjustment expenses and loss and loss adjustment expense reporting and payment and reporting patterns; and

•	The Bornhuetter-Ferguson Method — based on paid and reported losses and loss adjustment expenses, expected loss and loss adjustment expense ratios, and loss and loss adjustment expense reporting and payment and reporting patterns; and

•	The Cape Cod Method — expected losses for one accident year being estimated based on the loss results for the other accident years, trended to the level of the accident year being estimated; and

•	The Expected Loss Ratio Method — based on historical or industry experience, adjusted for changes in premium rates, coverage restrictions and estimated loss cost trends; and

•	The Frequency-Severity Method — based on reported and anticipated claim counts and projected average claim severities.

Our estimates give different weight to each of these methods based upon the amount of historical experience data we have and our judgments as to what method will result in the most accurate estimate. The application of each method for our various classes may change in the future if we determine a different emphasis for each method would result in more accurate estimates.

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

For the specialty, contract underwriting and FM Emerald classes, we have relied primarily on the Bornhuetter-Ferguson Method in calculating our semi-annual reserve estimates. Although we use the Loss Development Method, we have not relied significantly on it as we are still building our experience database. We have also used the Expected Loss Ratio Method, which we have developed from industry loss cost information, adjusted for changes in premium rates, coverage restrictions, and estimated loss cost trends.

Our reserve analysis determines an actuarial point estimate rather than a range of reserve estimates. We do not compute estimated ranges of loss reserves.

We review loss and loss adjustment expense reserves on a quarterly basis. Actuarial loss reserves analyses and reports are prepared and are reviewed by management for all business classes and accident years on a semi-annual basis as of June 30 and December 31. Annual actuarial Statements of Opinion on the reserves of our insurance subsidiaries are also prepared as of December 31, in accordance with insurance regulatory requirements. The carried reserves reflect management’s best estimate of the outstanding losses and loss adjustment expense liabilities after review of the actuarial analyses and Statements of Actuarial Opinion.

During the first two quarters of an accident year, for all classes, we have used the Expected Loss Ratio Method based on the previous year end estimates for the previous accident year, adjusted for estimated changes in premium rates, coverage restrictions and estimated loss cost trends. We monitor emerging loss experience monthly and make adjustments to the current accident year expected loss ratio as we believe appropriate. Throughout the year we also compare actual emerging loss development on prior accident years to expected loss development included in our prior accident years’ loss reserve estimates and make quarterly interim adjustments to prior years’ reserve estimates during interim reporting periods as we believe appropriate.

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

The following sensitivity analysis represents reasonably likely levels of variability in these assumptions in the aggregate. Individual classes and sub-classes and accident years have different degrees of variability in both assumptions and it is not reasonably likely that each assumption for each sub-class and accident year would vary in the same direction and to the same extent in the same reporting period. We believe the most meaningful approach to the sensitivity analysis is to vary the ultimate loss and loss adjustment expense estimates that result from application of the assumptions. We apply this approach on an accident year basis, reflecting the reasonably likely differences in variability by level of maturity of the underlying loss experience for each accident year, using variability factors of plus or minus 10% for the most recent accident year, 5% for the preceding accident year, and 2.5% for the second preceding accident year. This parameterization of the sensitivity analysis corresponds to the relative uncertainty, by accident year, of our reserve estimates.

The following table includes net ultimate loss and loss adjustment expense amounts by accident year from our statutory filing for our insurance subsidiaries for the year ended December 31, 2008, which are equal to the net ultimate loss and loss adjustment expense amounts by accident year included in our loss and loss adjustment expense reserve estimates in the consolidated financial statements at December 31, 2008. The use of net of ceded reinsurance amounts is most meaningful since the vast majority of our ceded reinsurance is on a quota share basis. We have applied the sensitivity factors to each accident year amount and have calculated the amount of potential net reserve change and the impact on 2008 reported pre-tax income and on net income and stockholders’ equity at December 31, 2008. We do not believe it is appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.

		December 31,		Potential
	Ultimate Loss	2008	Potential	Impact on 2008
	and LAE	Ultimate Losses	Impact on 2008	Net Income and
	Sensitivity	and LAE Net of	Pre-Tax	December 31, 2008
	Factor	Ceded Reinsurance	Income	Stockholders’ Equity
	(Dollars in thousands)

Increased Ultimate Losses & LAE
Accident Year 2008	10.00%	$112,685	$(11,269)	$(7,325)
Accident Year 2007	5.00	80,021	(4,001)	(2,601)
Accident Year 2006	2.50	39,683	(992)	(645)
Decreased Ultimate Losses & LAE
Accident Year 2008	(10.00)%	$112,685	$11,269	$7,325
Accident Year 2007	(5.00)	80,021	4,001	2,601
Accident Year 2006	(2.50)	39,683	992	645

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

Commissions and Fees.  Wholesale agency commissions and fee income from unaffiliated companies are earned at the effective date of the related insurance policies produced or as services are provided under the terms of the service provider contracts. Related commissions to retail agencies are concurrently expensed at the effective date of the related insurance policies produced. Profit sharing commissions due from certain insurance companies, based on losses and loss adjustment expense experience, are earned when determined and communicated by the applicable insurance company.

Investments

Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which resulted in no material changes in valuation techniques we previously used to measure fair values. See Note 17 to the Consolidated Financial Statements for a more complete description. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the years ended December 31, 2008 and December 31, 2007. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the year ended December 31, 2008. There were no alternative investments for the year ended December 31, 2007.

Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Impairment of Investment Securities

Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers, which is directed and monitored by the investment committee. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.

Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive prior approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill shall consist of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. The impairment test for intangible assets shall consist of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying amount of the goodwill or intangible assets exceed their fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes our results for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$193,744	$169,139	15%
Commissions and fees	20,989	5,343	293
Net investment income	21,633	16,295	33
Net realized gains (losses) on investments	(20,687)	602	(3,536)

Total Operating Revenues	215,679	191,379	13

Operating Expenses
Losses and loss adjustment expenses, net	107,840	88,073	22
Amortization of intangible assets	2,038	667	206
Other operating expenses	75,519	41,034	84

Total Operating Expenses	185,397	129,774	43

Operating Income	30,282	61,605	(51)
Interest Expense	6,132	5,012	22

Income From Continuing Operations Before Income Taxes	24,150	56,593	(57)
Income Taxes	6,414	18,922	(66)

Income From Continuing Operations	17,736	37,671	(53)
Income From Discontinued Operations, Net of Income Taxes	23,105	4,060	469

Net Income	$40,841	$41,731	(2)%

Loss Ratio	55.7%	52.1%	3.6 points
Underwriting Expense Ratio	28.0%	20.4%	7.6 points

Combined Ratio	83.7%	72.5%	11.2 points

Premiums Produced

Premiums produced, which consists of all of the premiums underwritten by the Company’s underwriting platforms for which we take risk, for the year ended December 31, 2008 were $321.3 million, a $45.3 million, or 16%, increase over $276.0 million in premiums produced during the year ended December 31, 2007. Our three new niche specialty liability classes added during the second quarter of 2007 generated an increase of approximately $11.6 million in premiums produced. In addition, our new E&S underwriting platform, FM Emerald generated approximately $42.1 million in premiums produced, a $40.8 million increase over the $1.3 million produced during the year ended December 31, 2007. AUIC contributed approximately $6.7 million of premiums produced. These increases were offset by a decrease of $13.8 million in premiums produced from the Company’s specialty underwriting offices.

Operating Revenue

Net Written and Earned Premiums

	Year Ended
	December 31,
	2008	2007	Change
	(Dollars in thousands)

Written premiums
Direct	$303,539	$258,846	17%
Assumed	17,737	12,655	40
Ceded	(101,325)	(115,929)	(13)

Net written premiums	$219,951	$155,572	41%

Earned premiums
Direct	$281,897	$232,116	21%
Assumed	16,733	9,325	79
Ceded	(105,122)	(75,722)	39
Earned but unbilled premiums	236	3,420	(93)

Net earned premiums	$193,744	$169,139	15%

Direct written premiums increased $44.7 million, or 17%, primarily due to the three new niche specialty liability classes, the Company’s new E&S underwriting platform, FM Emerald, and premiums written by AUIC during the year ended December 31, 2008 partially offset by a decrease in premiums written by the Company’s specialty underwriting offices. Direct earned premiums increased $49.8 million in the year ended December 31, 2008, or 21%, compared to the year ended December 31, 2007.

Assumed written premiums increased $5.1 million, or 40%, and assumed earned premiums increased $7.4 million, or 79%. The increase in assumed written premiums is primarily due to an increase in the assumed quota share from 30% to 100% in May 2007 on the admitted legal liability business written through a fronting insurer.

Ceded written premiums decreased $14.6 million, or 13%, and ceded earned premiums increased $29.4 million, or 39%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Ceded written premiums decreased principally due to purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the remainder of 2008, while the Company purchased 35% quota share reinsurance from January 1, 2007 through September 30, 2007 and 25% quota share reinsurance from October 1, 2007 through December 31, 2007, offset somewhat by the purchase of 50% quota share reinsurance on a portion of the new niche specialty premiums and by the cutoff of two of the Company’s quota share reinsurance contracts whereby the reinsurers returned approximately $6.0 million in ceded unearned premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the year months ended December 31, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the year ended December 31, 2007 by approximately $39.6 million, and to increase net earned premiums by the same amount.

Earned but unbilled premiums decreased $3.2 million, or 93%, primarily due to a modest increase in net premiums earned subject to audit for the year ended December 31, 2008 compared to a more significant increase in net premiums earned subject to audit during the year ended December 31, 2007.

Commissions and Fees

	Year Ended
	December 31,
	2008	2007	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$1,318	$5,343	(75)%
Insurance services commissions and fees	19,671	—	N/M

Total commissions and fees	$20,989	$5,343	293%

Insurance underwriting commissions and fees decreased $4.0 million or 75% from the year ended December 31, 2007 to the year ended December 31, 2008. This was primarily the result of decreases in commissions on fronted premiums. Insurance services commissions and fees, which were principally AMC income and not related to premiums produced, increased $19.7 million as the result of the acquisition of AMC.

Net Investment Income and Net Realized Gains (Losses) on Investments

During the year ended December 31, 2008, net investment income earned was $21.6 million, a $5.3 million, or 33%, increase from $16.3 million reported during the year ended December 31, 2007. The increase was primarily due to the increase in invested assets over the period. At December 31, 2008, invested assets were $543.0 million, an $83.7 million or 18% increase over $459.3 million of invested assets at December 31, 2007. This increase was due to increases in net written premiums, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis and the proceeds from the sale of ARPCO. The annualized investment yield (net of investment expense) was 4.3% and 4.1% at December 31, 2008 and December 31, 2007, respectively. The tax equivalent investment yield was 5.0% and 4.8% at December 31, 2008 and December 31, 2007, respectively.

During the year ended December 31, 2008 net realized losses on investments were $20.7 million compared to net realized gains of $0.6 million during the year ended December 31, 2007. Net realized losses for the year ended December 31, 2008 were principally due to mark to market declines in securities carried at market in accordance with SFAS 155 and SFAS 159 of approximately $14.6 million and $4.1 million of other-than-temporary impairments.

Operating Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred increased $19.8 million, or 22%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily due to the increase in net earned exposures reflected in the 15% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates and an increase in the expected loss ratio in a contract underwriting class of business, and $2.9 million from the impact of Hurricane Ike, reduced by $4.8 million in favorable development of December 31, 2007 and prior years’ loss and loss adjustment expense reserves. Losses and loss adjustment expenses for the year ended December 31, 2007 included approximately $0.8 million of favorable development of December 31, 2006 prior years’ loss and loss adjustment expense reserves.

Other Operating Expenses

	Year Ended
	December 31,
	2008	2007	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$41,164	$30,706	34%
Ceded reinsurance commissions	(32,201)	(40,443)	(20)
Other underwriting and operating expenses	66,556	50,771	31

Other operating expenses	$75,519	$41,034	84%

During the year ended December 31, 2008, other operating expenses increased $34.5 million, or 84%, from the year ended December 31, 2007. Amortization of deferred acquisition expenses increased by $10.5 million, or 34%. Ceded reinsurance commissions decreased $8.2 million, or 20%, principally due to the effect of purchasing 10% quota share reinsurance from January 1, 2008 through March 31, 2008, and 15% quota share reinsurance from April 1, 2008 through December 31, 2008 compared to purchasing 35% quota share reinsurance from January 1, 2007 through September 30, 2007, and 25% quota share reinsurance from October 1, 2007 through December 31, 2007 and the return of $2.2 million of ceding commissions related to the cutoff of two of the Company’s quota share reinsurance contracts, offset by changes in ceding commission rates. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $15.8 million, or 31%, principally due to an increase in commissions and other acquisition costs, offset by acquisition cost deferrals, and an increase in general and underwriting expenses during the year ended December 31, 2007.

Interest Expense

Interest expense increased $1.1 million, or 22%, from 2007 to 2008. This increase was primarily due to a $1.4 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 offset somewhat by a $0.3 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as is discussed in “Liquidity and Capital Resources” below.”

Income Taxes

Our effective tax rates were approximately 26.6% and 33.4% for the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate was primarily due to tax exempt income comprising a larger portion of our overall pre-tax income during the year ended December 31, 2008 compared to 2007.

Discontinued Operations

On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income. For the year ended December 31, 2008, income from discontinued operations consisted principally of the $20.9 million gain, net of taxes, on the sale of ARPCO. For the year ended December 31, 2007, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table summarizes our results for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$169,139	$110,570	53%
Commissions and fees	5,343	6,455	(17)
Net investment income	16,295	9,713	68
Net realized gains on investments	602	517	16

Total Operating Revenues	191,379	127,255	50

Operating Expenses
Losses and loss adjustment expenses, net	88,073	56,208	57
Amortization of intangible assets	667	711	(6)
Other operating expenses	41,034	26,347	56

Total Operating Expenses	129,774	83,266	56

Operating Income	61,605	43,989	40
Interest Expense	5,012	16,575	(70)

Income From Continuing Operations Before Income Taxes	56,593	27,414	106
Income Taxes	18,922	9,285	104

Income From Continuing Operations	37,671	18,129	108
Income From Discontinued Operations, Net of Income Taxes	4,060	3,740	9

Net Income	$41,731	$21,869	91%

Loss Ratio	52.1%	50.8%	1.3 points
Underwriting Expense Ratio	20.4%	16.9%	3.5 points

Combined Ratio	72.5%	67.7%	4.8 points

Premiums Produced

Premiums produced, which consists of all of the premiums billed by our underwriting platforms for the year ended December 31, 2007, were $276.0 million, a $45.9 million or 20% increase over $230.1 million in premiums produced during the year ended December 31, 2006. This growth was primarily attributable to:

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

Operating Revenue

Net Written and Earned Premiums

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

Commissions and Fees

	Year Ended
	December 31,
	2007	2006	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$5,361	$5,789	(7)%
Insurance services commissions and fees	(18)	666	(103)

Total commissions and fees	$5,343	$6,455	(17)%

Insurance underwriting commissions and fees decreased $1.1 million or 17% from the year ended December 31, 2006 to the year ended December 31, 2007. This was primarily the result of decreases in commissions on fronted programs.

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

Other Operating Expenses

	Year Ended
	December 31,
	2007	2006	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$30,706	$16,358	88%
Ceded reinsurance commissions	(40,443)	(23,507)	72
Other underwriting and operating expenses	50,771	33,496	52

Other operating expenses	$41,034	$26,347	56%

During the year ended December 31, 2007, other operating expenses increased $14.7 million, or 56%, from the year ended December 31, 2006. Amortization of deferred acquisition expenses increased by $14.3 million, or 88%, including a $12.9 million increase related to the approximately $39.6 million in net premiums earned due to the termination on a “cut-off” basis of the 2006 50% quota share reinsurance treaties on December 31, 2006 and by an increase of $1.4 million related to remaining net earned premiums during the year ended December 31, 2007. Ceded reinsurance commissions increased $16.9 million, or 72%, principally due to the effect of the return in 2006 of $12.9 million related to the December 31, 2006 reinsurance “cut-off” transaction, the growth in ceded written premiums, and an increase in ceding commission rates offset by the effect of purchasing less quota share reinsurance during 2007. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, offset by acquisition cost deferrals, increased by $17.3 million, or 52%, principally due to an increase in commissions and other acquisition costs, and an increase in general and underwriting expenses during the year ended December 31, 2007.

Interest Expense

	Year Ended
	December 31,
	2007	2006	Change
	(Dollars in thousands)

Junior subordinated debentures	$5,012	$1,880	167%
Senior notes	—	14,695	(100)

Total interest expense	$5,012	$16,575	(70)%

Interest expense decreased $11.6 million, or 70%, from 2006 to 2007. This decrease was principally attributable to a decrease of $14.7 million related to the $65.0 million senior notes issued in August 2005 and repaid in October 2006. This decrease was offset by a $2.5 million increase in interest expense related to the junior subordinated debentures, of which $25.8 million were issued in December 2006 and $20.6 million were issued in September 2007 and an increase of $0.6 million in the change in fair value of the interest rate swap on junior subordinated debentures as is discussed in “Liquidity and Capital Resources.”

Income Taxes

Our effective tax rates were approximately 33.4% and 33.9% for the years ended December 31, 2007 and 2006, respectively.

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

The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions and taxes and making investments. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC, FMCC and AUIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.

No dividends were paid to FMFC by our insurance subsidiaries during the years ended December 31, 2008, 2007 or 2006. Our insurance subsidiaries retained all of their earnings in order to support the increase of their written premiums, and we expect this retention of earnings to continue. Our insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of their domiciliary state insurance departments. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2008, FMIC, FMCC and AUIC may pay dividends in 2009, if declared, of up to $33.8 million without regulatory approval.

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

Cash Flows

Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of preferred stock and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Year Ended December 31,
	2008	2007	2006
		(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$114,768	$121,924	$48,641
Operating activities — discontinued operations	1,928	4,808	4,249
Investing activities — continuing operations	(138,571)	(155,026)	(92,995)
Investing activities — discontinued operations	41,830	—	—
Financing activities — continuing operations	(6,554)	32,391	46,040

Change in cash and cash equivalents	$13,401	$4,097	$5,935

Net cash provided by operating activities from continuing operations for the year ended December 31, 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities from continuing operations for the year ended December 31, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities from continuing operations for the year ended December 31, 2006 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the years ended December 31, 2008 and 2007 was retained on a “funds withheld” basis in accordance with the Company’s 10% from January 1, 2008 through March 31, 2008, 15% from April 1, 2008 through December 31, 2008, 35% from January 1, 2007 through September 30, 2007, and 25% from October 1, 2007 through December 31, 2007, quota share reinsurance contracts.

Net cash provided by operating activities from discontinued operations for the years ended December 31, 2008, 2007 and 2006 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.

For 2008, net cash used in investing activities from continuing operations totaled $138.6 million, and was primarily invested in short-term, debt and equity securities and for the acquisition of AMC. The $16.5 million decrease in net cash used in investing activities from continuing operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 was a result of $38.9 million less cash available from financing activities, a $9.0 million increase due to investments acquired from the AMC acquisition, and an increase of $13.4 million in change in cash and cash equivalents.

For 2007, net cash used in investing activities from continuing operations totaled $155.0 million, and was primarily invested in short-term, debt and equity securities. The $62.0 million increase in net cash used in investing activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was a result of $13.6 million less cash available from financing activities, a $73.8 million increase in operating cash flow, and an increase of $4.1 million in change in cash and cash equivalents.

For 2006, net cash used in investing activities from continuing operations totaled $93.0 million, and was primarily invested in short-term, debt and equity securities. The $6.2 million decrease in net cash used in investing activities for the year ended December 31, 2006 compared to the year ended December 31, 2005 was a result of $5.4 million less cash available from financing activities, a $0.7 million increase in operating cash flow, and an increase of $1.6 million in change in cash and cash equivalents.

Net cash provided by investing activities from discontinued operations for the year ended December 31, 2008 was from cash received on the sale of ARPCO less cash disbursed for transaction costs.

There were no cash flows from investing activity from discontinued operations for the years ended December 31, 2007 and 2006.

For 2008, net cash used in financing activities resulted from the issuance of common stock as a result of the exercise of stock options and cash retained from the excess tax benefits related to stock-based compensation, offset by the repurchase of common stock under the Company’s share repurchase program and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan.

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

Junior Subordinated Debentures.  We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding, $20.6 million of which were issued in September 2007. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At December 31, 2008, the three month LIBOR rate was 2.22%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferrals have been made or are expected.

Credit Facility.  In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At December 31, 2008, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility. However, at December 31, 2008, the Company was in compliance with all of the covenants related to the credit facility.

Derivative Financial Instruments.  Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At December 31, 2008, we had no exposure to credit loss on the interest rate swap agreements.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
	(Dollars in thousands)

Contractual payments by period:
Long-term debt	$67,013	$—	$—	$—	$67,013
Interest on long-term debt	150,751	5,496	10,992	11,007	123,256
Operating lease obligations	12,513	1,869	3,967	3,620	3,057
Reserve for losses and loss adjustment expenses	372,721	95,603	149,834	72,382	54,902

Total	$602,998	$102,968	$164,793	$87,009	$248,228

The reserve for losses and loss adjustment expenses payment due by period in the table above are based on the reserve of loss and loss adjustment expenses as of December 31, 2008 and actuarial estimates of expected payout patterns by type of business. As a result, our calculation of the reserve of loss and loss adjustment expenses payment due by period is subject to the same uncertainties associated with determining the level of the reserve of loss and loss adjustment expenses and to the additional uncertainties arising from the difficulty in predicting when claims, including claims that have been incurred but not reported to us, will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors” for a discussion of the uncertainties associated with estimating the reserve for loss and loss adjustment expenses.

The above table includes all interest payments through the stated maturity of the related long-term debt. Variable rate interest obligations are estimated based on interest rates in effect at December 31, 2008, and, as applicable, the variable rate interest included the effects of our interest rate swaps through the expiration of those swap agreements.

Cash and Invested Assets

Our invested assets consist of fixed maturity securities, convertible securities, money market funds and alternative investments. At December 31, 2008, our investments had a market value of $543.0 million and consisted of the following investments:

	December 31, 2008
	Market Value	% of Portfolio
	(Dollars in thousands)

Short Term Investments	$32,142	5.9%
US Treasuries	5,563	1.0%
US Agencies	3,239	0.6%
Municipal Bonds	210,365	38.8%
Corporate Bonds	78,797	14.5%
High Yield Bonds	8,211	1.5%
MBS Passthroughs	54,611	10.1%
CMOs	43,729	8.1%
Asset Backed Securities	20,621	3.8%
Commercial MBS	30,595	5.6%
Convertible Securities	43,471	8.0%
High Yield Convertible Fund	5,678	1.0%
Structured Finance Fund	4,899	0.9%
Preferred Stocks	1,049	0.2%
Common Stocks	60	0.0%

Total	$543,030	100.0%

The following table shows the composition of the investment portfolio by remaining time to maturity at December 31, 2008. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	19.6%
One to two years	15.7%
Two to three years	16.1%
Three to four years	13.9%
Four to five years	11.1%
Five to seven years	8.9%
More than seven years	14.7%

Total	100.0%

The primary goals of our investment portfolio are to:

•	accumulate and preserve capital;

•	assure proper levels of liquidity;

•	optimize total after tax return subject to acceptable risk levels;

•	provide an acceptable and stable level of current income; and

•	approximate duration match between investments and our liabilities.

In keeping with these goals, we maintain an investment portfolio consisting primarily of high grade fixed income securities. Our investment policy is developed by the investment committee of the board of directors of our insurance companies and is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject.

We have structured our investment policy to manage the various risks inherent in achieving our objectives. Credit-related risk is addressed by limiting minimum weighted-average portfolio credit quality to AA, with no more than 30% of the aggregate portfolio being rated BBB or below. In addition, no more than 10% of the portfolio may be rated non-investment grade at time of purchase. Per issue credit limits have been set to limit exposure to single issue credit events. Interest rate risk or duration risk management was tied to the duration of the liability reserves. The effective duration of the portfolio as of December 31, 2008 is approximately 3.1 years and the tax-effected duration is 2.7 years. Excluding cash, convertible securities, limited partnerships, and equity the portfolio duration and tax-effected duration are 3.2 years and 2.8 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 4.3% and 4.1% for December 31, 2008 and December 31, 2007, respectively. The tax equivalent investment yield was 5.0% and 4.8% at December 31, 2008 and December 31, 2007, respectively. The increase was the result of higher reinvestment yields on new purchases versus maturing bonds. Additionally, we took advantage of wider spreads in the high yield corporate market by making an allocation to this sector. Our investment policy establishes diversification requirements across various fixed income sectors including governments, agencies, mortgage and asset backed securities, corporate bonds, preferred stocks, municipal bonds and convertible securities. Although our investment policy allows for investments in equity securities, we have minimal current exposure and do not have any current plans to add exposure to equities. Convertible securities are utilized as a means of achieving equity exposure with lower long-term volatility than the broad equity market while having the added benefit of being treated as bonds from a statutory perspective.

We utilize five investment managers, each with its’ own specialty. Each of these managers has authority and discretion to buy and sell securities subject to guidelines established by our investment committee. Management monitors the investment managers as well as our investment results with the assistance of an investment advisor that has been advising us since early 1990. Our investment advisor is independent of our investment managers and the funds in which we invest. Each manager is measured against a customized benchmark on a monthly basis. Investment performance and market conditions are continually monitored. The investment committee reviews our investment results at a minimum quarterly.

The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality for our aggregate fixed income portfolio of AA at December 31, 2008. The majority of the investments rated BBB and below are convertible securities and high yield corporate fixed income securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2008 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	56.9%
AA	17.2%
A	13.5%
BBB	6.6%
BB	3.3%
B	1.5%
C	0.1%
NR	0.9%

Total	100.0%

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

At December 31, 2008, the Company held CMO’s classified as available-for-sale with a fair value of $43.7 million. Approximately 73.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by government sponsored enterprises (“GSE”) such as GNMA, FNMA or FHLMC. In addition, at December 31, 2008, the Company held $54.6 million of mortgage-backed pass-through securities, of which $52.8 million were issued by one of the GSE’s and classified as available-for-sale.

The Company held commercial mortgage-backed securities (“CMBS”) of $30.6 million, of which 89.4% are pre-2006 vintage, at December 31, 2008. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 41.4% and comprised mainly of super senior structures. The average loan to value ratio at origination was 68.1%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $1.5 million at December 31, 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities at December 31, 2008 was BBB+.

The Company’s fixed maturity investment portfolio at December 31, 2008 included securities issued by numerous municipalities with a total carrying value of $210.4 million. Approximately $31.5 million, or 15%, were pre-refunded (escrowed with Treasuries). Approximately $104.9 million, or 49.8%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default (excluding those that are pre-refunded). Such insurance may result in a rating of AAA being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $104.9 million of insured municipal securities in the Company’s investment portfolio) at December 31, 2008 (excluding those that are pre-refunded), approximately 99.0% were rated at A- or above, and approximately 76.4% were rated at AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at December 31, 2008. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.

Cash and cash equivalents consisted of cash on hand of $31.8 million at December 31, 2008.

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2008 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)

Debt Securities
U.S. government securities	$5,256	$307	$—	$5,563
Government agency mortgage-backed securities	82,548	2,422	(39)	84,931
Government agency obligations	3,163	76	—	3,239
Collateralized mortgage obligations and other asset-backed securities	71,378	337	(7,087)	64,628
Obligations of states and political subdivisions	205,425	5,634	(694)	210,365
Corporate bonds	89,383	1,499	(3,874)	87,008

Total Debt Securities	457,153	10,275	(11,694)	455,734
Preferred stocks	1,416	—	(367)	1,049
Short-term investments	32,142	—	—	32,142

Total	$490,711	$10,275	$(12,061)	$488,925

At December 31, 2008 the total unrealized loss of all impaired securities totaled $12.1 million. This represents approximately 2.2% of year end invested assets of $543.0 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of December 31, 2008. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, limited partnerships and equity is approximately 3.2 years. We expect to hold the majority of these temporarily impaired securities until maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we do not have the intent and ability to hold these securities until they mature or recover in value.

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2008:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)

Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	3,902	(37)	326	(2)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	48,125	(5,143)	5,963	(1,944)
Obligations of states and political subdivisions	14,063	(427)	8,809	(267)
Corporate bonds	42,402	(2,549)	12,824	(1,325)

Total Debt Securities	108,492	(8,156)	27,922	(3,538)
Preferred Stocks	832	(78)	216	(289)

Total	$109,324	$(8,234)	$28,138	$(3,827)

Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to US Treasury Bonds was the primary factor leading to impairment for the year ended December 31, 2008. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of Impairment
Sector	at December 31, 2008
(Dollars in thousands)

Cash Equivalents	$—
US Treasuries	—
US Agencies	—
Municipal Bonds	(694)
Corporate Bonds	(3,695)
High Yield Bonds	(179)
MBS Passthroughs	(71)
CMOs	(1,902)
Asset Backed Securities	(1,079)
Commercial MBS	(4,074)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(367)
Common Stocks	—

$(12,061)

The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The vast majority of our unrecognized impairment losses are investment grade and “AAA” or “AA” rated securities. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.

The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 8.1% as of December 31, 2008.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)

Non Investment Grade	2.2%	$3,315	$249	7.5%	37.1%
Investment Grade	97.8	146,208	11,812	8.1	42.1

Total	100.0%	$149,523	$12,061	8.1%	42.0%

The majority of these securities are “AAA” or “AA” rated. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.

The largest concentration of temporarily impaired securities is Commercial MBS at approximately 33.8% of the total loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next highest concentration of temporarily impaired securities is Corporate Bonds at 30.6% of the total loss. Within Corporate Bonds 99.4% are rated investment grade BBB or better, and their temporary impairment results primarily from the widening of credit spreads. The next highest concentration of temporarily impaired securities is CMOs at 15.8% of the total loss. Within CMOs 98.6% are rated AAA including the 73.4% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well.

For the year ended December 31, 2008, we sold approximately $17.3 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.6 million. This loss represented 3.3% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.

During the year ended December 31, 2008 net realized losses on investments were $20.7 million compared to net realized gains of $0.6 million during the year ended December 31, 2007. Net realized losses for the year ended December 31, 2008 were principally due to mark to market declines in securities carried at market in accordance with SFAS 155 and SFAS 159 of approximately $14.6 million and $4.1 million of other-than-temporary impairments.

Deferred Policy Acquisition Costs

We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. Deferred policy acquisition costs totaled $27.4 million, or 27.7% of unearned premiums (net of reinsurance), at December 31, 2008.

Loss and Loss Adjustment Expense Reserves

Losses and loss adjustment expenses.  We maintain reserves to cover our estimated ultimate losses under all insurance policies that we write and our loss adjustment expenses relating to the investigation and settlement of policy claims. The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on reported cases, which are referred to as IBNR reserves. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses. We do not discount the reserves for losses and loss adjustment expenses.

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

Reconciliation of Unpaid Losses and Loss Adjustment Expenses

We establish a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following table represents changes in our aggregate reserves during 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, January 1	$272,365	$191,013	$113,864
Less reinsurance recoverables	91,444	66,926	21,869

Net balance, January 1	180,921	124,087	91,995

AUIC net reserves, date of acquisition	4,490	—	—
Incurred related to
Current year	112,685	88,911	55,090
Prior years	(4,845)	(838)	1,118

Total incurred	107,840	88,073	56,208

Paid related to
Current year	11,269	4,432	1,605
Prior years	37,813	26,807	22,511

Total paid	49,082	31,239	24,116

Net balance, December 31	244,169	180,921	124,087
Plus reinsurance recoverables	128,552	91,444	66,926

Balance, December 31	$372,721	$272,365	$191,013

During 2008, the Company experienced $4.8 million of favorable development in net prior accident year reserves. During 2008, favorable development of $2.4 million in our security classes consisted of $5.7 million of favorable development in the 2006-2007 accident years and unfavorable development of $3.3 million in the 2005 and prior accident years. The favorable development in the 2006-2007 accident years was attributable to lower than projected frequency and severity and favorable settlements on certain large claims. The unfavorable development in the 2000-2005 accident years was largely attributable to increases in Incurred But Not Reported reserves on these years to reflect anticipated development from construction defect exposures. During 2008, favorable development of $3.8 million in our specialty classes consisted of $9.5 million of favorable development in the 2006-2007 accident years and unfavorable development of $5.7 million in the 2005 and prior accident years. The favorable development in the 2006-2007 accident years was attributable to lower than projected frequency and severity and favorable settlements on certain large claims. The unfavorable development in the 2000-2005 accident years was attributable to increases in Incurred But Not Reported reserves on these years to reflect anticipated development from construction defect exposures. During 2008, adverse development of $1.3 million in our contract underwriting classes consisted of $2.5 million of adverse development in the 2006-2007 accident years and favorable development of $1.2 million in the 2005 accident year. The adverse development in the 2006-2007 accident years was attributable to higher than projected severity. The favorable development in the 2005 accident year was attributable to lower than projected severity. Net adverse development of $0.1 million in unallocated loss adjustment expenses was recorded for the 2000-2007 accident year.

During 2007, favorable development in our security general liability classes was $0.9 million, consisting of $3.7 million in favorable development in accident years 2002-2006, and unfavorable development of $2.8 million in accident years 2000-2001. The favorable development in accident years 2002-2006 was primarily in accident year 2006 as a result of lower than expected frequency, severity, and incurred losses and loss adjustment expenses. The unfavorable development in 2000-2001 was due to increases in case reserves on a small number of high severity claims based on obtaining new information. Unfavorable development in our specialty general liability classes was $0.6 million, consisting of $7.6 million in favorable development in the 2006 accident year, and unfavorable development of $8.2 million principally in accident years 2003-2005. The favorable development in accident year 2006 was due to lower than expected frequency, severity, and incurred losses and loss adjustment expenses. The unfavorable development in 2003-2005 included three late reported claims received in the fourth quarter of 2007 for catastrophe (Hurricane Rita) and thunderstorm related losses. These claims are being contested by lawsuit and involve severe property damage to commercial buildings in Port Arthur, Texas. The unfavorable development was also due to increases in case reserves on a small number of high severity claims based on obtaining new information. In addition, these factors caused related increases in estimates of incurred but not reported losses. Favorable development in unallocated loss adjustment expenses was $0.5 million across multiple accident years.

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

Loss Development.  Below is a table showing the development of our reserves for unpaid losses and loss adjustment expenses for us for report years 1998 through 2008. The table portrays the changes in the loss and loss adjustment expenses reserves in subsequent years relative to the prior loss estimates based on experience as of the end of each succeeding year, on a GAAP basis.

The first line of the table shows, for the years indicated, the net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 1998 it was estimated that $32.0 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 1998, whether reported or unreported to our insurance subsidiaries.

The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $32.0 million was re-estimated to be $19.3 million at December 31, 2008. The increase/decrease from the original estimate would generally be a combination of factors, including:

•	reserves being settled for amounts different from the amounts originally estimated;

•	reserves being increased or decreased for individual claims that remain open as more information becomes known about those individual claims; and

•	more or fewer claims being reported after December 31, 1998 than had been reported before that date.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means that the original estimate was higher than the current estimate for reserves; a deficiency means that the current estimate is higher than the original estimate for reserves. For example, because the reserves established as of December 31, 1998 at

$32.0 million were reestablished at December 31, 2008 at $19.3 million, it was re-estimated that the reserves which were established as of December 31, 1998 included a $12.7 million redundancy.

The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $32.0 million as of December 31, 1998 by December 31, 2008 (ten years later) $19.1 million actually had been paid in settlement of the claims which pertain to the reserve as of December 31, 1998.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

Analysis of Unpaid Loss and Loss Adjustment Expense Development

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Dollars in thousands)

Net reserve for unpaid losses and loss adjustment expenses	$32,023	$31,561	$34,498	$46,617	$54,507	$56,644	$63,046	$91,995	$124,087	$180,921	$244,169
Net reserves re-estimated at December 31:
One year later	27,286	27,926	34,677	47,744	56,023	58,342	82,087	93,113	123,249	176,076
Two years later	21,363	26,967	35,789	52,212	61,968	78,214	83,844	103,335	127,216
Three years later	19,030	27,932	37,774	59,665	81,339	80,314	91,733	111,649
Four years later	19,367	28,108	40,026	73,785	83,624	85,751	97,425
Five years later	18,892	28,770	45,470	76,375	87,750	89,353
Six years later	18,917	30,219	47,769	79,763	89,549
Seven years later	19,605	30,478	48,365	81,506
Eight year later	19,541	30,009	48,725
Nine years later	19,347	30,129
Ten years later	19,343
Cumulative redundancy (deficiency) on net reserves	12,680	1,432	(14,227)	(34,889)	(35,042)	(32,709)	(34,379)	(19,654)	(3,129)	4,845
Cumulative amount of net liability paid through December 31:
One year later	5,810	7,855	9,791	13,999	18,757	19,955	24,025	22,511	26,743	33,283
Two years later	10,737	14,063	19,060	30,603	37,249	40,487	42,835	44,471	50,408
Three years later	13,303	19,856	27,724	43,950	55,262	55,297	57,936	62,096
Four years later	15,918	24,039	33,839	56,471	66,215	64,799	68,820
Five years later	17,382	26,900	38,525	64,331	72,886	72,226
Six years later	18,198	28,328	43,065	68,985	77,738
Seven years later	18,583	28,996	44,894	73,899
Eight year later	18,924	29,175	46,688
Nine years later	19,083	29,376
Ten years later	19,124
Gross reserves — end of year	37,653	36,083	36,150	48,143	59,449	61,727	68,699	113,864	191,013	272,365	372,721
Reinsurance recoverable on unpaid losses	5,630	4,522	1,652	1,526	4,942	5,083	5,653	21,869	66,926	91,444	128,552

Net reserves — end of year	32,023	31,561	34,498	46,617	54,507	56,644	63,046	91,995	124,087	180,921	244,169
Gross reserves — re-estimated at 12/31/08	26,788	34,446	51,058	84,174	97,668	97,371	106,161	138,190	195,830	265,071
Reinsurance recoverable on unpaid losses — re-estimated at 12/31/08	7,445	4,317	2,333	2,668	8,119	8,018	8,736	26,541	68,614	88,995

Net reserves — re-estimated at 12/31/08	19,343	30,129	48,725	81,506	89,549	89,353	97,425	111,649	127,216	176,076
Cumulative redundancy (deficiency) on gross reserves	10,865	1,637	(14,908)	(36,031)	(38,219)	(35,644)	(37,462)	(24,326)	(4,817)	7,294

Factors contributing to the reserve development in the preceding table are as follows:

During 1998, our insurance subsidiaries experienced significant favorable development of their reserves, reflecting redundancies in that year. This development was significantly influenced by the police and public officials classes of business which FMIC’s predecessor organization, First Mercury Syndicate (“FMS”) began writing in 1991, and FMIC stopped writing in 1996. Early reported losses and loss adjustment expense emergence in those classes was worse than industry experience, and estimated ultimate losses and loss adjustment expenses and related reserves were based on a continuation of the adverse trend and use of industry development factors. In addition, FMS’s loss and loss adjustment experience data only went back to FMS’s formation in 1985, so greater weight was given to industry data compared to our claims experience in establishing IBNR. As our policies in the accident years matured, the loss trends moderated and ultimate losses and loss adjustment expenses emerged lower than the industry data indications.

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

During 2008, the Company experienced approximately $4.8 million of favorable development in net prior year reserves, with $12.6 million of favorable development in the 2006 and 2007 accident years due to lower than expected claim frequency along with lower than expected severity, offset somewhat by increases in Incurred But Not Reported reserves in the 2005 and prior accident years to reflect anticipated loss development from construction defect exposures.

Because the loss table above is prepared on a reported year basis, the $3.1 million and $4.8 million in unfavorable net reserve and gross reserve development, respectively, on the December 31, 2006 net and gross reported reserves appears in the applicable reported year that coincides with the related accident years affected and is repeated in each subsequent year through 2007.

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

On January 1, 2008, we purchased 10% quota share reinsurance on the majority of our primary casualty business. On April 1, 2008, we purchased an additional 5% quota share for the majority of our primary casualty business for a total cession of 15%. In 2008, we also maintained other quota share reinsurance contracts for our Contract Underwriting and FM Emerald classes of business. One of these quota share reinsurance contracts was terminated on a cutoff basis during 2008 resulting in $2.3 million of ceded unearned premium being returned to the Company. For the majority of our primary casualty business in 2008, we maintained a $0.5 million excess of $0.5 million per occurrence (Primary Security and Specialty General Liability) and $1.5 million excess of $0.5 million per occurrence (Legal Professional Liability) coverage through December 31, 2008. In addition, we purchased 90% quota share reinsurance for umbrella/excess policies written in 2008.

On July 1, 2008, we purchased excess per risk reinsurance for our property business. These treaties provide coverage of $4.7 million excess of $0.3 million per risk. Prior to July 1, 2008, the Company purchased a combination of excess per risk and quota share reinsurance that resulted in similar net retention per risk. In addition on July 1, 2008, the Company purchased property catastrophe reinsurance with limits of $25.0 million excess of $4.0 million in cumulative net property retentions. We purchased catastrophe coverage to our one in 250 year event level. Our catastrophe coverage provides for reinstatement of coverage upon a catastrophic event.

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

The following table illustrates our direct and ceded written premiums for the years ended December 31, 2008, 2007 and 2006:

	Direct Written Premiums and Premiums Ceded
	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Direct written premiums	$303,539	$258,846	$213,842
Ceded written premiums	(101,325)	(115,929)	(75,255)

Net written premiums	$202,214	$142,917	$138,587

Ceded written premiums as percentage of direct written premiums	33.4%	44.8%	35.2%

The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Ceded written premiums	$101,325	$115,929	$75,255
Ceded premiums earned	105,122	75,722	101,408
Losses and loss adjustment expenses ceded	57,313	35,363	53,237
Ceding commissions	36,069	27,351	30,763

Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $43.8 million net cash paid for the year ended December 31, 2008 compared to net cash paid of $33.9 million for the year ended December 31, 2007. We paid approximately $48.7 million for the year ended December 31, 2006.

The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On December 31, 2008, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On December 31, 2008, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

On December 31, 2008 and December 31, 2007, FMFC had a net amount of recoverables from reinsurers of $181.2 million and $157.6 million, respectively, on a consolidated basis. The following is a summary of our insurance subsidiaries’ net reinsurance recoverables by reinsurer:

		Net Amount	Net Amount
		Recoverable as of	Recoverable as of
	A.M. Best Rating	December 31, 2008	December 31, 2007
		(Dollars in thousands)

ACE Property & Casualty Insurance Company	A+	$74,956	$80,267
Swiss Reinsurance America Corporation	A	63,576	52,887
Munich Reinsurance America, Inc.	A+	7,699	4,436
QBE Reinsurance Corporation	A	7,179	3,877
Berkley Insurance Company	A+	4,944	2,164
American Constantine Insurance Company	NR	4,600	6,239
Platinum Underwriters Reinsurance, Inc.	A	3,513	3,111
AXIS Reinsurance Company	A	2,635	45
Odyssey America Reinsurance Corporation	A	1,865	1,517
Everest Reinsurance Company	A+	1,551	4
Other	(1)	8,718	3,013

Total		$181,236	$157,560

(1)	- substantially all other reinsurers carry an A.M. Best rating of “A” and above.

American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The net amount of recoverables from ACIC at December 31, 2008 is fully collateralized by a grantor trust and irrevocable letter of credit.

The reinsurance market moves in pricing cycles which are correlated with the primary insurance market. Thus, after experiencing adverse reserve development due to inadequate pricing during the soft market, the amount of capacity in the reinsurance market has decreased. This has in turn placed upward pressure on reinsurance prices and restricted terms.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 17 to the consolidated financial statements, which is incorporated herein by reference) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. On January 1, 2008, we elected not to measure any eligible items using the fair value option in accordance with SFAS 159. We believe the current accounting is appropriate for our available-for-sale investments as we have the intent and ability to hold our investments, therefore, SFAS 159 did not have any impact on our consolidated financial condition or results of operations on the adoption date.

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

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1), which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20,“Recognition of Interest Income and Impairment

on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”(EITF 99-20), to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in the fourth quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A-” or better. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. In addition, we continually monitor rating downgrades involving any of our reinsurers. At December 31, 2008, all reinsurance contracts were with companies with A.M. Best ratings of “A” or better except for two reinsurers with A.M. Best ratings of “A-”.

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

The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities and stockholders’ equity:

			Hypothetical
			% Increase
	Estimated	Estimated	(Decrease) in
	Fair	Change in	Fair	Stockholders’
	Value	Fair Value	Value	Equity
	(Dollars in
	thousands)

100 basis point increase	$528,369	$(14,718)	(2.7)%	(5.6)%
50 basis point increase	535,728	(7,359)	(1.4)%	(2.8)%
No change	543,030	—	—	—
50 basis point decrease	550,446	7,359	1.4%	2.8%
100 basis point decrease	557,805	14,718	2.7%	5.6%

At December 31, 2008, our convertible securities had a total fair value of $43.5 million and we had $5.7 million invested in a limited partnership which invests in high yield convertible securities. A hypothetical 10% increase in the fair value of the underlying equity securities could increase the fair value to $52.5 million and increase stockholders’ equity by 1.3%. Alternatively, a 10% decrease in the fair value of the underlying equity securities could decrease the fair value to $45.8 million and decrease stockholders’ equity by 1.3%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mercury Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Troy, Michigan
March 10, 2009

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands, except share data)

ASSETS
Investments
Debt securities	$495,799	$402,418
Equity securities and other	15,089	4,529
Short-term	32,142	52,341

Total Investments	543,030	459,288
Cash and cash equivalents	31,833	18,432
Premiums and reinsurance balances receivable	56,398	38,278
Accrued investment income	5,400	4,481
Accrued profit sharing commissions	11,315	14,220
Reinsurance recoverable on paid and unpaid losses	135,617	96,995
Prepaid reinsurance premiums	48,921	52,718
Deferred acquisition costs	27,369	14,257
Intangible assets, net of accumulated amortization	39,351	36,651
Goodwill	25,483	—
Deferred federal income taxes	2,161	—
Other assets	16,775	11,964

Total Assets	$943,653	$747,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$372,721	$272,365
Unearned premium reserves	147,849	123,469
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	49,419	35,799
Premiums payable to insurance companies	27,831	2,163
Reinsurance payable on paid losses	1,167	3,958
Deferred federal income taxes	—	217
Accounts payable, accrued expenses, and other liabilities	16,016	12,920

Total Liabilities	682,016	517,904

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,836,337 and 17,972,353 shares	178	180
Paid-in-capital	161,957	165,836
Accumulated other comprehensive income (loss)	(3,027)	1,177
Retained earnings	103,028	62,187
Treasury stock; 33,600 and 0 shares	(499)	—

Total Stockholders’ Equity	261,637	229,380

Total Liabilities and Stockholders’ Equity	$943,653	$747,284

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except share and per share data)

Operating Revenue
Net earned premiums	$193,744	$169,139	$110,570
Commissions and fees	20,989	5,343	6,455
Net investment income	21,633	16,295	9,713
Net realized gains (losses) on investments	(20,687)	602	517

Total Operating Revenues	215,679	191,379	127,255

Operating Expenses
Losses and loss adjustment expenses, net	107,840	88,073	56,208
Amortization of deferred acquisition expenses	41,164	30,706	16,358
Underwriting, agency and other expenses	34,355	10,328	9,989
Amortization of intangible assets	2,038	667	711

Total Operating Expenses	185,397	129,774	83,266

Operating Income	30,282	61,605	43,989
Interest Expense	5,820	4,453	16,615
Change in Fair Value of Derivative Instruments	312	559	(40)

Income From Continuing Operations Before Income Taxes	24,150	56,593	27,414
Income Taxes	6,414	18,922	9,285

Income From Continuing Operations	17,736	37,671	18,129
Income From Discontinued Operations, Net of Income Taxes	23,105	4,060	3,740

Net Income	$40,841	$41,731	$21,869

Basic Net Income Per Share:
Income From Continuing Operations	$0.98	$2.13	$2.20
Income From Discontinued Operations	1.27	0.23	0.54

Total	$2.25	$2.36	$2.74

Diluted Net Income Per Share:
Income From Continuing Operations	$0.95	$2.03	$1.31
Income From Discontinued Operations	1.24	0.22	0.27

Total	$2.19	$2.25	$1.58

Weighted Average Shares Outstanding:
Basic	18,129,386	17,710,080	6,907,905

Diluted	18,674,689	18,551,362	13,831,649

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
		(Dollars in thousands, except share data)

Balance, December 31, 2005	$42	$58,857	$(1,284)	$6,712	$—	$64,327
Common stock issued, net of issuance costs	112	173,549	—	—	—	173,661
Preferred stock converted to common stock	64	(64)	—	—	—	—
Exercise of stock options	3	458	—	—	—	461
Stock-based compensation expense	—	753	—	—	—	753
Common stock repurchased	(47)	(79,953)	—	—	(598)	(80,598)
Dividends paid on convertible preferred stock	—	—	—	(8,258)	—	(8,258)
Comprehensive income:
Net income	—	—	—	21,869	—	21,869
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($2)	—	—	4	—	—	4
Change in fair value of interest rate swap, net of tax of $7	—	—	(12)	—	—	(12)
Less reclassification adjustment for losses included in net income, net of tax of ($286)	—	—	531	—	—	531

Total other comprehensive income	—	—	—	—	—	523

Total comprehensive income	—	—	—	—	—	22,392

Balance, December 31, 2006	174	153,600	(761)	20,323	(598)	172,738
Common stock issued, net of issuance costs	7	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of SFAS 155, net of tax of $72	—	—	(133)	133	—	—
Stock-based compensation expense	—	1,068	—	—	—	1,068
Common stock repurchased	—	—	—	—	(477)	(477)
Retirement of treasury stock	(1)	(1,074)	—	—	1,075	—
Comprehensive income:
Net income	—	—	—	41,731	—	41,731
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($1,317)	—	—	2,446	—	—	2,446
Change in fair value of interest rate swap, net of tax of $329	—	—	(612)	—	—	(612)
Less reclassification adjustment for losses included in net income, net of tax of ($128)	—	—	237	—	—	237

Total other comprehensive income	—	—	—	—	—	2,071

Total comprehensive income	—	—	—	—	—	43,802

Balance, December 31, 2007	180	165,836	1,177	62,187	—	229,380
Exercise of stock options	5	922				927
Stock-based compensation expense		2,174				2,174
Stock-based compensation excess tax benefits		1,573				1,573
Common stock repurchased and held in treasury					(499)	(499)
Common stock repurchased and retired	(7)	(8,548)				(8,555)
Comprehensive income:
Net income				40,841		40,841
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $3,125			(5,803)			(5,803)
Change in fair value of interest rate swap, net of tax of $515			(956)			(956)
Less reclassification adjustment for losses included in net income, net of tax of ($1,376)			2,555			2,555

Total other comprehensive loss	—	—	—	—	—	(4,204)

Total comprehensive income	—	—	—	—	—	36,637

Balance, December 31, 2008	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash Flows from Operating Activities
Net Income	$40,841	$41,731	$21,869
Less: Income from discontinued operations	23,105	4,060	3,740

Income from continuing operations	17,736	37,671	18,129
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	3,485	1,554	5,824
Realized (gains) losses on investments	20,687	(602)	(517)
Deferrals of acquisition costs, net	(13,113)	4,195	(8,752)
Deferred income taxes	(6,295)	(1,425)	(288)
Stock-based compensation expense	2,174	1,068	753
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	1,451	7,908	(28,664)
Accrued investment income	(919)	(1,550)	(837)
Receivable from related entity	159	(25)	1,865
Accrued profit sharing commissions	2,905	(6,485)	1,872
Reinsurance recoverable on paid and unpaid losses	(38,621)	(27,558)	(46,954)
Prepaid reinsurance premiums	3,797	(42,341)	26,503
Loss and loss adjustment expense reserves	95,866	81,352	77,149
Unearned premium reserves	22,646	31,666	7,327
Funds held under reinsurance treaties	13,620	35,799	—
Reinsurance payable on paid losses	(2,791)	1,081	(2,548)
Premiums payable to insurance companies	2,449	1,435	(2,447)
Trust preferred investments, including deferred costs	—	(1,024)	(1,055)
Accounts payable, accrued expenses and other liabilites	(11,649)	(306)	3,378
Other	1,181	(489)	(2,097)

Net Cash Provided By Operating Activities — Continuing Operations	114,768	121,924	48,641
Net Cash Provided By Operating Activities — Discontinued Operations	1,928	4,808	4,249

Net Cash Provided by Operating Activities — Total	116,696	126,732	52,890
Cash Flows From Investing Activities
Cost of short-term investments acquired	(525,230)	(446,506)	(298,673)
Proceeds from disposals of short-term investments	528,119	428,499	289,351
Cost of debt and equity securities acquired	(259,431)	(202,047)	(165,691)
Proceeds from debt and equity securities	137,383	69,380	89,249
Change in receivable from stockholders	—	—	322
Acquisition, net of cash acquired	(18,869)	—	(6,351)
Cost of fixed asset purchases	(543)	(4,352)	(1,202)

Net Cash Used In Investing Activities — Continuing Operations	(138,571)	(155,026)	(92,995)
Net Cash Provided By Investing Activities — Discontinued Operations	41,830	—	—

Net Cash Used In Investing Activities — Total	(96,741)	(155,026)	(92,995)
Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	12,249	173,661
Stock issued on stock options exercised	927	—	461
Repayment of senior notes	—	—	(65,000)
Purchase of common stock	(9,054)	(477)	(80,598)
Cash retained on excess tax benefits	1,573	—	—
Payment of shareholder dividend	—	—	(8,258)
Issuance of long-term debt	—	20,619	25,774

Net Cash Provided By (Used In) Financing Activities	(6,554)	32,391	46,040

Net Increase In Cash and Cash Equivalents	13,401	4,097	5,935
Cash and Cash Equivalents, beginning of period	18,432	14,335	8,400

Cash and Cash Equivalents, end of period	$31,833	$18,432	$14,335

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,935	$3,863	$12,883
Income taxes	$22,700	$24,165	$9,265

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the results of FMFC and its subsidiaries. FMFC’s subsidiaries are First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC”) (formerly All Nation Insurance Company (“ANIC”)), CoverX Corporation (“CoverX”), Quantum Direct Service Corporation (“QDSC”), Questt Agency, Inc. (“Questt”), First Mercury Emerald Insurance Services, Inc. (“FM Emerald”) (formerly Quantum Insurance Agency, Inc. (“QIA”)), Van-American Insurance Services, Inc. (“VAIS”) and American Management Corporation (“AMC”) and its subsidiaries, American Underwriters Insurance Company (“AUIC”) and AMC Re, Inc. (“AMC Re”), collectively referred to as “the Company.” All significant intercompany transactions have been eliminated upon consolidation

FMIC, an “A-” rated company as determined by A.M. Best, is domiciled in the State of Illinois and is eligible to write general liability and property insurance in 51 states or jurisdictions. FMIC writes general liability insurance coverage placed by CoverX, and cedes portions of this business to both FMCC and unaffiliated insurance companies.

FMCC, an “A-” rated company as determined by A.M. Best, is domiciled in the State of Minnesota, is licensed in 15 states, and assumes the same general liability and property insurance coverage placed by CoverX from FMIC.

CoverX (incorporated in the State of Michigan) is a wholesale insurance agency producing commercial lines (primarily general liability) business on primarily an excess and surplus lines basis for non-affiliated insurers and for FMIC and FMCC. VAIS (incorporated in the State of Alabama) is an inactive retail and wholesale insurance agency.

FM Emerald (incorporated in the State of Illinois) is a wholesale insurance agency producing commercial lines business on primarily an excess and surplus lines basis for CoverX via a producer agreement.

AMC is a managing general agency writing primarily commercial lines package policies focused primarily on the niche fuel-related marketplace. AMC distributes these insurance policies through a nationwide distribution system of independent general agencies. AMC underwrites these policies for third party insurance carriers and receives commission income for its services. AMC also provides claims handling and adjustment services for policies produced by AMC and directly written for third parties. In addition, AMC owns and operates AUIC, an “A-” rated company as determined by A.M. Best, a single state, non-standard auto insurance company domiciled in the state of Arkansas, and AMC Re, a captive reinsurer incorporated under the provisions of the laws of Arkansas. Effective July 1, 2008, FMIC and AUIC entered into an intercompany reinsurance agreement wherein all premiums and losses of AUIC, including all past liabilities, are 100% assumed by FMIC.

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

Following is a description of the more significant risks facing property/casualty insurers and how the Company mitigates those risks:

Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk through underwriting and loss adjusting practices, which identify and minimize the adverse impact of this risk.

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

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments or an increase in the Company’s interest expense due on its long-term debt. The Company mitigates this risk related to investments by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, the Company would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 2008 and 2007, the estimated market value of the Company’s bond portfolio was lower than its cost. The Company mitigates this risk related to its floating rate junior subordinated debentures by entering into interest rate swap agreements, which fix the interest rate on long-term debt (see Note 8).

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

Investments

Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which resulted in no material changes in valuation techniques we previously used to measure fair values. See Note 17 for a more complete description. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the years ended December 31, 2008 and December 31, 2007. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the year ended December 31, 2008. There were no alternative investments for the year ended December 31, 2007.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Impairment of Investment Securities

Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers, which is directed and monitored by the investment committee. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.

Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive prior approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

Hybrid Instruments

On January 1, 2007, the Company elected to adopt the fair value provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for all of its convertible securities which were previously accounted for as embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company adopted SFAS 155 in order to simplify the accounting for these convertible securities. SFAS No. 155 permits entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative. The changes in fair value related to the designated hybrid instruments are recorded in Net realized gains (losses) on investments in the Consolidated Statements of Income.

Alternative Investments

During 2008, the company invested $10.0 million in a high yield convertible securities limited partnership and $5.0 million in a distressed structured finance products limited partnership. The Company elected the fair value

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

option for these investments in accordance with SFAS No. 159. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) on investments in the Consolidated Statements of Income.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill shall consist of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. The impairment test for intangible assets shall consist of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying amount of the goodwill or intangible assets exceed their fair value, an impairment loss shall be recognized in an amount equal to that excess. All of the Company’s goodwill is from the current year acquisition of AMC.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Components of intangible assets at December 31, 2008 and 2007 consist of the following:

				December 31,
				2008	2007
			Gross
	Estimated	Amortization	Carrying
	Useful Life	Method	Amount	Accumulated Amortization
		(Dollars in thousands)

Amortizing intangible assets
CoverX customer list	10	Cash flow	$2,733	$1,019	$649
CoverX broker relationships	10	Straight-line	1,352	456	321
Non-compete agreements	4	Straight-line	863	728	512
Software license	10	Straight-line	432	146	103
AMC agent relationships	18	Cash flow	9,150	1,146	—
AMC trade name	20	Straight-line	2,130	97	—
AMC customer relationships	15	Straight-line	520	32	—

Total amortizing intangible assets			$17,180	$3,624	$1,585

Non-amortizing intangible assets
CoverX trade name	Indefinite	n/a	22,055	n/a	n/a
FMIC & ANIC state licenses	Indefinite	n/a	3,740	n/a	n/a

Total non-amortizing intangible assets			$25,795

On June 27, 2008, the Company sold all of the outstanding capital stock of ARPCO Holdings, Inc. and its subsidiaries. The Company disposed of the net intangible assets related to ARPCO, which were $7.2 million at December 31, 2007.

Our non-amortizing intangible assets consist of the trade name for CoverX and the state/jurisdiction licenses to conduct insurance operations, as it is expected that these intangibles will contribute to cash flows indefinitely. The trade name and the state/jurisdiction licenses have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $2.0 million, $0.7 million, and $0.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Approximately $0.3 million, $0.5 million, and $0.6 million of amortization expense for the years ended December 31, 2008, 2007, and 2006, respectively, related to ARPCO was reclassified to Discontinued Operations. The weighted-average remaining useful life is 13.9 years. Estimated amortization expense for each of the next five years is as follows:

Estimated
Year	Amortization Expense
(Dollars in thousands)

2009	2,246
2010	1,980
2011	1,671
2012	1,404
2013	1,162

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

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands, except share and per share data)

Income from Continuing Operations	$17,736	$37,671	$18,129
Income from Discontinued Operations	23,105	4,060	3,740

Net Income	40,841	41,731	21,869
Less: Dividends in arrears	—	—	2,956

Net income available to common	40,841	41,731	18,913

Weighted average number of common and and common equivalent shares outstanding:
Basic number of common shares outstanding	18,129,386	17,710,080	6,907,905

Dilutive effect of stock options	531,748	834,237	957,873
Dilutive effect of unvested restricted stock	13,555	7,045	—
Dilutive effect of convertible preferred stock	—	—	5,112,851
Dilutive effect of cumulative dividends on preferred stock	—	—	853,020

Dilutive number of common and common equivalent shares outstanding	18,674,689	18,551,362	13,831,649

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.98	$2.13	$2.20
Income from Discontinued Operations	1.27	0.23	0.54

Total	$2.25	$2.36	$2.74

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.95	$2.03	$1.31
Income from Discontinued Operations	1.24	0.22	0.27

Total	$2.19	$2.25	$1.58

Anti-dilutive securities excluded from diluted net income per common share	920,188	50,569	22,981

Derivative Instruments and Hedging Activities

The Company has entered into three interest rate swap agreements. Two of these agreements have not been identified as hedging transactions. For these agreements, the change in the fair value is included in Change in Fair Value of Derivative Instruments in the Consolidated Statements of Income. For the agreement that has been designated and qualifies as a cash flow hedge, to the extent the hedge is effective, the change in fair value is included in comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in the statement of income. There was no such ineffectiveness since inception of this hedge through 2008. The fair value of the interest rate swaps are included in Other Assets or Other Liabilities on the balance sheet and represent the estimated amount that the Company would receive (pay) to terminate the derivative contract at the reporting date.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company has not discontinued hedge accounting during 2008, 2007 or 2006.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 defers the effective date of SFAS 157 to

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company adopted the applicable portions of SFAS 157 on January 1, 2008 (See Note 17) and is currently assessing the potential impact that the deferred portions of SFAS 157 will have on its financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. We adopted SFAS 159 effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. On January 1, 2008, we elected not to measure any eligible items using the fair value option in accordance with SFAS 159. We believe the current accounting is appropriate for our available-for-sale investments as we have the intent and ability to hold our investments, therefore, SFAS 159 did not have any impact on our consolidated financial condition or results of operations on the adoption date.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

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

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1), which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (EITF 99-20), to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in the fourth quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The results of operations of AMC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $13.4 million was recorded as goodwill in the amount of $25.5 million. During the third quarter of 2008, the Company increased goodwill by approximately $0.4 million for the purchase of prior acts insurance coverage related to AMC. We are in the process of completing the valuations of certain tangible and intangible assets acquired with the new business. The final allocation of the excess of the purchase price over the net assets acquired is subject to revision based upon our final review of valuation assumptions. The acquired goodwill is not expected to be deductible for income tax purposes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

$ in thousands

Assets Acquired
Investments	$8,988
Cash and cash equivalents	20,012
Premiums receivable	19,570
Other assets	1,133
Goodwill	25,483
Intangible assets:
Agent relationships	9,150
Trade name	2,130
Customer relationships	520

Total Assets Acquired	$86,986

Liabilities Assumed
Premiums payable to insurance companies	$23,218
Loss and loss adjustment expense reserves	4,490
Unearned premium reserves	1,734
Deferred federal income taxes	3,917
Accounts payable, accrued expenses, and other liabilities	14,745

Total Liabilities Assumed	48,104

Net Assets Acquired	$38,882

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

	Pro Forma for the Years Ended
	December 31,
	2008	2007
	(Dollars in thousands, except per share data)

Revenues	$218,874	$222,711
Income from continuing operations	17,763	39,269
Income from continuing operations per basic share	0.98	2.22
Income from continuing operations per diluted share	0.95	2.12

3.	INVESTMENTS

The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2008 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
		(Dollars in thousands)

Debt Securities
U.S. government securities	$5,256	$307	$—	$5,563
Government agency mortgage-backed securities	82,548	2,422	(39)	84,931
Government agency obligations	3,163	76	—	3,239
Collateralized mortgage obligations and other asset-backed securities	71,378	337	(7,087)	64,628
Obligations of states and political subdivisions	205,425	5,634	(694)	210,365
Corporate bonds	89,383	1,499	(3,874)	87,008

Total Debt Securities	457,153	10,275	(11,694)	455,734
Preferred stocks	1,416	—	(367)	1,049
Short-term investments	32,142	—	—	32,142

Total	$490,711	$10,275	$(12,061)	$488,925

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

The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of December 31, 2008 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)

Due in one year or less	$64,274	$64,369
Due after one year through five years	165,325	167,316
Due after five years through ten years	99,038	99,566
Due after ten years	8,148	8,115

	336,785	339,366
Government agency mortgage-backed securities	82,548	84,931
Collateralized mortgage obligations and other asset-backed securities	71,378	64,628

Total	$490,711	$488,925

FMIC and FMCC maintain trust accounts for the protection of reinsureds, pursuant to the assumed reinsurance contracts. These funds are to be used to pay or reimburse the reinsureds for FMIC’s and FMCC’s share of any losses and allocated loss adjustment expenses paid by the reinsureds if not otherwise paid by FMIC and FMCC. At December 31, 2008 and 2007, investments held in the trust accounts totaled approximately $90.3 million and $84.2 million, respectively. In addition, CoverX, FM Emerald and AMC maintain premium trust accounts, which represent premiums collected by CoverX, FM Emerald and AMC, but not yet remitted to the corresponding insurance carriers. The balances in the premium trust accounts as of December 31, 2008 and 2007 were approximately $15.7 million and $5.2 million, respectively. As of December 31, 2008, AMC also maintains a balance of $0.7 million of unaffiliated insurers’ cash for payment of future claims. An offsetting liability for the same amount is recorded in Accounts payable, accrued expenses, and other liabilities.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008 and 2007, FMIC had marketable securities approximating $7.2 million and $7.1 million, respectively, on deposit with various states for regulatory purposes.

At December 31, 2008 and 2007, FMCC had marketable securities approximating $2.0 million and $2.1 million, respectively, on deposit with the State of Minnesota.

At December 31, 2008, AUIC had marketable securities approximating $0.1 million on deposit with the State of Arkansas.

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

As of December 31, 2008 and December 31, 2007, the market value of convertible securities accounted for as hybrid instruments was $43.5 million and $36.2 million, respectively. Convertible bonds and bond units had a market value of $39.0 million and $32.1 million and were included in Debt securities in the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, respectively. Convertible preferred stocks had a market value of $4.5 million and $4.1 million and were included in Equity securities and other in the Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, respectively. Prior to December 31, 2008, the Company had a security that converted into common stock. The common stock had a market value of $0.1 million at December 31, 2008 and was included in Equity securities and other in the Consolidated Balance Sheet. The Company recorded a reduction in the fair value of the hybrid instruments of $9.6 million in Net realized gains (losses) on investments for the year ended December 31, 2008. The Company recorded an increase in the fair value of the hybrid instruments of $1.0 million in Net realized gains (losses) on investments for the year ended December 31, 2007. As of December 31, 2008 and 2007, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.

Alternative Investments

During March 2008, the Company invested $10.0 million in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $5.7 million at December 31, 2008. During June 2008, the Company invested $5.0 million in a limited partnership, which invests in distressed structured finance products. The market value of this investment was $4.9 million at December 31, 2008. The Company elected the fair value option for these investments in accordance with SFAS 159. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) in investments in the Consolidated Statements of Income. These investments are recorded in Equity securities and other in the Consolidated Balance Sheet.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net Investment Income

Net investment income is as follows:

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Available-for-sale
Debt securities	$19,235	$13,529	$8,484
Preferred and common stocks	35	23	42
Cash and short-term investments	3,148	3,467	1,661
Net investment expenses	(1,430)	(1,154)	(875)

Total Available-for-sale	20,988	15,865	9,312

Hybrid Instruments and Alternative Investments
Debt securities	186	277	285
Preferred and common stocks	459	153	116

Total Hybrid Instruments and Alternative Investments	645	430	401

Net Investment Income	$21,633	$16,295	$9,713

Net Realized Gains and Losses

Details of net realized gains and losses on investments are as follows:

	For the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Available-for-sale
Realized gains	$1,066	$54	$354
Realized losses	(4,911)	(419)	(1,076)

Total Available-for-sale	(3,845)	(365)	(722)

Hybrid Instruments & Alternative Investments
Realized gains	1,882	1,162	1,587
Realized losses	(18,724)	(195)	(348)

Total Hybrid Instruments and Alternative Investments	(16,842)	967	1,239

Net Realized Gains (Losses)	$(20,687)	$602	$517

4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES

At December 31, 2008, 25.3% of the Company’s total investment portfolio was in an unrealized loss position and was determined by management to be temporarily impaired. Of the securities which were impaired, 20.5% had been impaired for more than 12 months, and the unrealized losses on these investments was 13.6% of their total market value. Positive evidence considered in reaching the Company’s conclusion that the investments in an unrealized loss position are not other-than temporarily impaired consisted of: (1) there were no specific events which caused concerns; (2) there were no past due interest payments or other significant credit related events; (3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recovery in value; and (4) the Company also determined that the changes in market value were considered normal in relation to overall fluctuations in interest rates.

The Company recognized a loss of $4.1 million, $0.2 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, for securities identified as other than temporarily impaired.

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2008:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)

Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	3,902	(37)	326	(2)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	48,125	(5,143)	5,963	(1,944)
Obligations of states and political subdivisions	14,063	(427)	8,809	(267)
Corporate bonds	42,402	(2,549)	12,824	(1,325)

Total Debt Securities	108,492	(8,156)	27,922	(3,538)
Preferred Stocks	832	(78)	216	(289)

Total	$109,324	$(8,234)	$28,138	$(3,827)

The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2007:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)

Debt Securities
U.S. government securities	$—	$—	$500	$—
Government agency mortgage-backed securities	—	—	4,948	(57)
Government agency obligations	1,287	—	302	(2)
Collateralized mortgage obligations and other asset-backed securities	6,648	(192)	8,520	(170)
Obligations of states and political subdivisions	7,499	(61)	25,304	(361)
Corporate bonds	12,362	(438)	11,760	(381)

Total Debt Securities	27,796	(691)	51,334	(971)
Preferred Stocks	—	—	421	(178)

Total	$27,796	$(691)	$51,755	$(1,149)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	FIXED ASSETS

The following is a summary of fixed assets, included in other assets, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in thousands)

Real estate and leasehold improvements	$5,147	$4,857
Data processing equipment	866	649
Computer software	3,622	2,617
Furniture and fixtures	2,882	2,279
Automobiles	287	305

	12,804	10,707
Accumulated depreciation	(3,996)	(2,889)

Fixed Assets, Net	$8,808	$7,818

6.	INCOME TAXES

FMFC files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate. Income tax expense consists of:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Current — federal	$10,133	$19,997	$8,862
Current — state	312	1,466	992
Deferred	(4,031)	(2,541)	(569)

Total Income Tax Expense from continuing operations	$6,414	$18,922	$9,285

Deferred Taxes On Other Comprehensive Gain (Loss) Included In Stockholders’ Equity	$(2,264)	$1,116	$281

Our income tax rate percentage on income from continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	For the Year Ended December 31,
	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.8	1.7	2.4
Non-taxable portion of dividends and tax-exempt interest	(10.0)	(3.5)	(4.3)
Other	0.8	0.2	0.8

Effective Tax Rate	26.6%	33.4%	33.9%

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007
	(Dollars in thousands)

Deferred Tax Asset
Loss and loss adjustment expense reserves	$9,963	$7,229
Unearned premiums	6,925	4,953
Investments at market below cost	4,494	644
FAS 155/FAS 159 below cost	4,730	645
Interest rate swaps	989	365
Other-than-temporary impairments	899	122
Other	1,528	50

Total Gross Deferred Tax Asset	29,528	14,008

Deferred Tax Liabilities
Deferred policy acquisition costs	(9,579)	(4,990)
Investments at market above cost	(3,547)	(1,324)
Intangibles	(13,399)	(7,150)
Other	(842)	(761)

Total Deferred Tax Liabilities	(27,367)	(14,225)

Net Deferred Tax Asset (Liability)	$2,161	$(217)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have an impact on our financial position or results of operations and we have taken no tax positions which would require disclosure under the new guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2005, 2006 and 2007 remain open and are subject to examination.

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

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:

	First Mercury	First Mercury	First Mercury	First Mercury
	Capital	Capital	Capital	Capital
	Trust I	Trust II	Trust III	Trust IV
(Dollars in thousands)

Issue date	April 29, 2004	May 24, 2004	December 14, 2006	September 26, 2007
Principal amount of Trust Preferred Securities	$8,000	$12,000	$25,000	$20,000
Principal amount of Junior Subordinated Debt	$8,248	$12,372	$25,774	$20,619
Maturity date of Junior Subordinated Debt, unless accelerated earlier	April 29, 2034	May 24, 2034	December 14, 2036	September 26, 2037
Trust common stock	$248	$372	$774	$619
Interest rate, per annum	Three-Month LIBOR plus 3.75%	Three-Month LIBOR plus 4.00%	Three-Month LIBOR plus 3.00%	8.25% fixed through 12/15/2012;
Three-Month LIBOR plus 3.30% thereafter
Redeemable at 100% of principal amount at option of Company on or after	April 29, 2009	May 24, 2009	December 14, 2011	December 15, 2012

At December 31, 2008, the three months LIBOR was equal to 2.22%.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revolving Credit Agreement

The Company has a $30.0 million revolving credit agreement with a financial institution. Borrowings under the credit facility bear interest at the Company’s election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on the Company’s leverage ratio. The obligations under the credit facility are guaranteed by the Company’s material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict the Company’s ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. The Company is not required to comply with the financial-related covenants until there are borrowings under the credit facility. However, at December 31, 2008, the Company was in compliance with all of the covenants related to the credit facility.

The agreement contains various restrictive covenants that relate to the Company’s stockholders’ equity, leverage ratio, A.M. Best Ratings of its insurance subsidiaries, fixed charge coverage ratio, surplus and risk based capital.

No borrowings were outstanding under the revolving credit agreement at December 31, 2008 or 2007.

Interest Expense

Components of interest expense included the following:

	Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Contractual interest:
Junior subordinated notes and other	$5,583	$4,278	$1,824
Senior notes	—	—	6,909
Amortization of debt issuance costs	237	175	667
Write-off of debt issuance costs	—	—	3,965
Prepayment penalty	—	—	3,250

Interest expense	$5,820	$4,453	$16,615

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into two interest rate swap agreements in order to fix the interest rate on its First Mercury Capital Trust I and First Mercury Capital Trust II and thereby reduce the exposure to interest rate fluctuations. At December 31, 2008, the interest rate swaps had a combined notional amount of $20.0 million. Under these agreements, the Company will pay the counterparty interest at a fixed rate of 4.12%, and the counterparty will pay the Company interest at a variable rate equal to three months LIBOR until expiration in August 2009. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates. The Company does not account for these swap agreements as a cash flow hedge, thus the change in the fair value of these agreements are included in Change in Fair Value of Derivative Instruments on the Consolidated Statements of Income, which is not a significant amount for each of the periods presented.

The Company has entered into a third interest rate swap agreement in order to fix the interest rate on its First Mercury Capital Trust III and thereby reduce the exposure to interest rate fluctuations. At December 31, 2008, this interest rate swap had a notional amount of $25.0 million. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 5.013%, and the counterparty will pay the Company interest at a variable rate

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

equal to three months LIBOR until expiration in December 2011. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

The Company accounts for this third interest rate swap as a cash flow hedge whereby the change in fair value of the interest rate swap is recorded in other comprehensive income, net of taxes. The fair values of the interest rate swap liabilities were $2.8 million and $1.0 million as of December 31, 2008 and 2007, respectively.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under these three swap agreements. The Company is exposed to loss if the counterparty should default. At December 31, 2008, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

9.	LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

As discussed in Note 1, the Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$272,365	$191,013	$113,864
Less reinsurance recoverables	91,444	66,926	21,869

Net Balance, beginning of period	180,921	124,087	91,995

AUIC net reserves, date of acquisition	4,490	—	—
Incurred Related To
Current year	112,685	88,911	55,090
Prior years	(4,845)	(838)	1,118

Total Incurred	107,840	88,073	56,208

Paid Related To
Current year	11,269	4,432	1,605
Prior years	37,813	26,807	22,511

Total Paid	49,082	31,239	24,116

Net Balance	244,169	180,921	124,087
Plus reinsurance recoverables	128,552	91,444	66,926

Balance, end of period	$372,721	$272,365	$191,013

During 2008, the Company experienced approximately $4.8 million of favorable development in net prior year reserves, with favorable development in the 2006 and 2007 accident years offset somewhat by increases in Incurred But Not Reported reserves in the 2005 and prior accident years.

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

10.	REINSURANCE

In the normal course of business, FMIC and FMCC seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

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

Net written and earned premiums, including reinsurance activity as well as reinsurance recoveries, were as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Written Premiums
Direct	$303,539	$258,846	$213,842
Assumed	17,737	12,655	4,339
Ceded	(101,325)	(115,929)	(75,255)

Net Written Premiums	$219,951	$155,572	$142,926

Earned Premiums
Direct	$281,897	$232,116	$206,768
Assumed	16,733	9,325	3,736
Ceded	(105,122)	(75,722)	(101,408)
Earned but unbilled premiums	236	3,420	1,474

Net Earned Premiums	$193,744	$169,139	$110,570

Reinsurance Recoveries	$19,351	$11,327	$5,680

The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an A.M. Best rating of “A+” and accounts for 40.0% of the total recoverable from reinsurers.

The Company’s 2008 and 2007 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $49.4 million and $35.8 million as Funds held under reinsurance treaties in the accompanying Consolidated Balance Sheets at December 31, 2008 and December 31, 2007, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.

Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $21.6 million and $18.1 million at December 31, 2008 and 2007, respectively.

The Company had reinsurance recoverables from the following reinsurers:

	December 31,
	2008	2007
	(Dollars in thousands)

ACE Property & Casualty Insurance Company	$73,752	$72,072
Swiss Reinsurance America Corporation	63,918	49,637
Munich Reinsurance America, Inc.	8,055	4,515
QBE Reinsurance Corporation	7,136	3,779
Berkley Insurance Company	6,656	3,807
American Constantine Insurance Company	4,648	7,891
Odyssey America Reinsurance Corporation	3,432	2,537
AXIS Reinsurance Company	3,265	155
Platinum Underwriters Reinsurance, Inc.	2,553	2,437
Everest Reinsurance Company	1,764	4
Others	9,359	2,879

Amount Recoverable From Reinsurers	$184,538	$149,713

American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The related reinsurance recoverables from ACIC at December 31, 2008 are fully collateralized by a grantor trust and irrevocable letter of credit.

Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Reinsurance recoverable	$135,617	$96,995
Prepaid reinsurance premiums	48,921	52,718

Amount Recoverable From Reinsurers	$184,538	$149,713

11.	RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement had a three year term and provides for an annual consulting fee of $1.0 million. During the second quarter of 2008, the Company’s Board of Directors approved the termination of this consulting agreement and the Company recorded a charge of $1.3 million, of which $0.7 million was recorded as Discontinued Operations. On October 9, 2008, the Company entered into a Termination Agreement with its founder

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and paid $1.1 million in full satisfaction of all amounts owed under the consulting agreement. The Company recorded consulting expense of $1.8 million and $1.0 million for the years ended December 31, 2008 and 2007 related to this agreement.

12.	STOCKHOLDERS’ EQUITY

Common Stock

On May 30, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock. The Company’s registration statement was declared effective on October 17, 2006. On October 16, 2006, the Company affected a 925 for 1 split of the Company’s common stock to shareholders of record on that date. Immediately following the closing of the initial public offering, the Company repurchased all of its outstanding senior notes for $69.9 million, including a $3.3 million redemption premium and $1.6 million of accrued interest. Also, on October 23, 2006, all of the shares outstanding of the Company’s Series A Convertible Preferred Stock were converted into 6,435,140 shares of common stock. On conversion, the Company paid the former holder of the Company’s Series A Convertible Preferred Stock $8.3 million in accrued dividends, $49.7 million in cash in lieu of 2,926,544 shares of common stock, and $30.3 million for the repurchase of an additional 1,779,339 shares of common stock. In connection with the public offering, the Company increased the number of authorized shares of common stock to 100,000,000 and increased the number of authorized shares of preferred stock to 10,000,000. Upon closing of the initial public offering on October 23, 2006, gross proceeds from the sale of 11,161,764 shares of common stock, including 1,455,882 shares of common stock sold to the underwriters of the offering pursuant the underwriters’ exercise of their over-allotment option, at an initial public offering price per share of $17.00, totaled $189.7 million. Costs associated with the initial public offering included $13.3 million of underwriting costs and $3.0 million of other issuance costs.

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

Preferred Stock

In connection with the Company’s initial public offering, the Company increased the number of authorized shares of par value $0.01 Series A Convertible Preferred Stock to 10,000,000. None of these shares were issued or outstanding at December 31, 2008 or 2007.

Treasury Stock

On December 27, 2007, the Company repurchased 73,815 shares of common stock through an option agreement from an officer of the Company for approximately $0.5 million (or $6.46 per share). Immediately following this transaction, all of these shares and the 92,500 shares previously held as treasury stock, were retired by the Company.

Share Repurchase Program

During the third quarter of 2008, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009. During the year ended December 31, 2008, the Company

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

repurchased 698,577 shares of common stock for $8.6 million at an average cost of $12.25 per share. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.

Dividend Restriction

The Company’s insurance company subsidiaries, FMIC, FMCC and AUIC, are limited in their ability to pay dividends to FMFC. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which provides that, without prior approval of the Illinois Insurance Department, dividends may not exceed the greater of 10% of FMIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Illinois or net income after taxes for the prior year. In 2009, FMIC’s dividends may not exceed approximately $30.1 million.

FMCC may declare and pay dividends according to the provisions of the Minnesota Insurance Holding Company Systems Act, which provides that, without prior approval of the Minnesota Department of Commerce, dividends may not exceed the greater of 10% of FMCC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Minnesota or net income, excluding capital gains, for the current year. FMCC can pay dividends of approximately $3.2 million in 2009.

AUIC may declare and pay dividends according to the provisions of the Arkansas Insurance Holding Company Systems Act, which provides that, without prior approval of the Arkansas Insurance Department, dividends may not exceed the greater of 10% of AUIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Arkansas or net income, excluding capital gains, for the current year. AUIC can pay dividends of approximately $0.5 million in 2009.

13.	STOCK COMPENSATION PLANS

The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. A total of 4,625,000 shares of the Company’s common stock are reserved for future grant under the plan. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. During the first quarter of 2006, the Company granted 76,312 stock options to a certain officer under the 1998 Plan. Half of the stock options automatically vested upon the date of grant and the remainder became fully vested on the date of the Company’s initial public offering. Shares available for future grant under the 1998 Plan totaled 2,443,387 at December 31, 2008, however, the Company does not intend to issue any additional awards under this plan.

The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the twelve months ended December 31, 2008, the Company granted 386,500 stock options to employees.

During the twelve months ended December 31, 2008, the Company granted 55,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the twelve months ended December 31, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. For the year ended December 31, 2007, the Company granted 323,688 stock options to employees and 20,148 shares of restricted stock to non-employee directors and employees under the Omnibus Plan. Shares available for future grants under the Omnibus Plan totaled 476,740 at December 31, 2008.

During the fourth quarter of 2006, the Company awarded 48,100 shares of restricted stock to a certain officer. Half of the restricted stock vested on the date of grant and the remainder vested during the second quarter of 2007. Stock-based compensation was recognized over the vesting period of the restricted stock.

A summary of the Company’s stock option activity was as follows:

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number	Exercise Price	Number	Exercise Price
	of Options	Per Share	of Options	Per Share

Outstanding at January 1, 2006	1,119,528	$1.85	—	$—
Options granted	76,312	6.49	250,000	17.00
Options exercised	(268,065)	1.72	—	—

Outstanding at December 31, 2006	927,775	2.24	250,000	17.00

Options granted	—	—	323,688	20.73
Options exercised	—	—	—	—

Outstanding at December 31, 2007	927,775	2.24	573,688	19.10

Options granted	—	—	386,500	16.21
Options forfeited	(5,088)	4.86	(24,700)	18.32
Options exercised	(491,637)	1.77	(3,300)	17.00

Outstanding at December 31, 2008	431,050	$2.82	932,188	$17.93

Exercisable at:
December 31, 2006	927,775	$2.24	—	$—
December 31, 2007	927,775	2.24	83,333	17.00
December 31, 2008	431,050	2.82	263,894	18.47

The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $4.9 million at December 31, 2008. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at December 31, 2008.

The total intrinsic value of stock options exercised was $6.1 million, $0, and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The number of stock option awards outstanding and exercisable at December 31, 2008 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
	Outstanding as of	Weighted-Average	Weighted-Average	Exercisable as of	Weighted-Average
Range of	December 31,	Remaining	Exercise Price Per	December 31,	Exercise Price Per
Exercisable Price	2008	Contractual Life	Share	2008	Share

1998 Plan
$1.51 - $1.95	319,125	4.09 Years	$1.71	319,125	$1.71
$4.86 - $6.49	111,925	1.79	5.97	111,925	5.97

Total	431,050	3.50	2.82	431,050	2.82

Omnibus Plan
$10.98 - $14.93	154,500	9.24 Years	$14.62	—	$—
$17.00 - $20.75	777,688	7.58	18.59	263,894	18.47

Total	932,188	7.85	17.93	263,894	18.47

As of December 31, 2008, there was approximately $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of stock options granted were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2008	2007	2006

1998 Plan
Expected term	—	—	2.5 years
Expected stock price volatility	—	—	26.51%
Risk-free interest rate	—	—	4.715%
Expected dividend yield	—	—	—
Estimated fair value per option	—	—	$1.39
Omnibus Plan
Expected term	6 years	6 years	5 years
Expected stock price volatility	30.10%	27.40%	26.49%
Risk-free interest rate	3.090%	4.274%	4.625%
Expected dividend yield	—	—	—
Estimated fair value per option	$5.76	$7.49	$4.10

For 2008 and 2007, the expected term of options was determined based on the simplified method from SEC Staff Accounting Bulletin 107 (“SAB 107”), as amended by Staff Accounting Bulletin 110 (“SAB 110”). Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group with consideration given to the Company’s historical volatility. Prior to the adoption of FASB Statement No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) the expected term was based on the contractual term of the award and price volatility was not utilized in the Company’s calculation. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $2.2 million, $1.1 million, and $0.8 million, for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

14.	REGULATORY REQUIREMENTS

Capitalization

FMIC was originally formed in 1996 as an Illinois Domestic Stock Property and Casualty Insurer operating on an admitted basis in Illinois, which required maintaining minimum capital and surplus of $2.0 million. On July 15, 2004, FMIC received approval from the Illinois Department of Insurance and became an Illinois Domestic Stock Surplus Lines Insurer. With this change in status Illinois now requires a minimum $15.0 million in surplus of which $1.0 million must be paid in capital to qualify for domestic surplus lines status. FMIC was in compliance with the applicable requirements at December 31, 2008, 2007, and 2006.

The State of Minnesota requires FMCC to maintain a minimum of $1.5 million in capital stock and surplus, which they were in compliance with at December 31, 2008, 2007, and 2006.

The State of Arkansas requires AUIC to maintain a minimum of $0.8 million in capital stock and surplus, which they were in compliance with at December 31, 2008.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has established risk-based capital models to measure the adequacy of capitalization for insurance companies. The model calculates minimum capital requirements for each insurer based on certain criteria, including investment risk, underwriting profitability and losses and loss adjustment expense risk. As of December 31, 2008, 2007, and 2006, FMIC, FMCC and AUIC exceeded the minimum capital requirements determined by the NAIC’s risk-based capital models.

15.	STATUTORY FINANCIAL INFORMATION

The statutory net income and capital and surplus of the Company’s insurance subsidiaries were as follows:

	Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Net Income	$23,946	$33,692	$10,248

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Capital and surplus	$214,388	$190,117	$143,183

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

The Company maintains an employer-sponsored 401(k) plan. All employees are eligible to participate in the plan on the first day of the calendar quarter following 30 days of service and having attained 21 years of age. Employer contributions are voluntary and are allocated based upon the participants’ compensation and contribution levels. Vesting in the plan is immediate. The Company’s expense for this plan was approximately $0.5 million for the year ended December 31, 2008, $0.3 million for the year ended December 31, 2007, and $0.3 million for the year ended December 31, 2006.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The change in the fair value of these investments is recorded as a component of Other comprehensive income (loss).

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

SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

•	Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair values of fixed maturity and equity securities and short-term investments included in the Level 1 category were based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes publicly traded equity securities, highly liquid U.S. Government notes, treasury bills, highly liquid cash management funds, and short-term certificates of deposit.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

•	Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and equity securities and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, mortgage-backed passthrough securities, commercial mortgage obligations, commercial mortgage-backed securities, asset-backed securities, convertible securities, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2008. These securities were classified as Level 2 at December 31, 2008 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Available for sale investments:
Fixed maturity securities	$456,781	$5,563	$450,614	$604
Equity securities	60	60	—	—
Short-term investments	32,142	32,142	—
Hybrid securities	43,470	—	43,470	—
Alternative investments	10,577	—	4,899	5,678

Total	$543,030	$37,765	$498,983	$6,282

Level 3 assets above include one asset-backed security collateralized by home equity loans with a market value of $0.6 million within fixed maturity securities. Liquidity remains extremely low in markets for non-agency residential mortgage-backed securities, especially those with ratings below AAA. This security’s market value was adjusted to a model price that assumed stressed default assumptions, which generated a 15% principal loss, and included a 12% discount rate. Also included within Level 3 assets is a $5.7 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed model. During the fourth quarter of 2008, securities with unobservable inputs became a more significant component of the limited partnership’s invested assets, therefore we transferred these investments

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

from Level 2 to Level 3. In addition, one asset-backed security collateralized by home equity loans was internally valued and was transferred from Level 2 to Level 3.

Year Ended
December 31,
2008

Level 3 investments as of January 1, 2008	$—
Transfer to Level 3	6,282

Level 3 investments as of December 31, 2008	$6,282

The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 2 measurement.

The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At December 31, 2008, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $28.6 million at December 31, 2008. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We used a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 15%, which was based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s accumulated other comprehensive income (loss) included the following:

	Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Unrealized holding (losses) gains on securities, net of tax	$(1,451)	$1,934	$(749)
Cumulative effect adjustment upon adoption of SFAS 155	—	(133)	—
Fair value of interest rate swap, net of tax	(1,576)	(624)	(12)

Total accumulated other comprehensive income (loss)	$(3,027)	$1,177	$(761)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	2008
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$43,571	$46,559	$49,092	$54,522
Commissions and fees	4,053	7,086	4,757	5,093
Net investment income	4,848	5,216	5,571	5,997
Net realized (losses) gains on investments	1	(1,812)	(10,604)	(8,271)

Total Operating Revenues	52,473	57,049	48,816	57,341

Income From Continuing Operations	8,635	6,236	501	2,364
Income (Loss) From Discontinued Operations	1,085	22,467	(447)	—

Net Income	$9,720	$28,703	$54	$2,364

Basic Net Income Per Share:
Income From Continuing Operations	$0.48	$0.34	$0.03	$0.13
Income (Loss) From Discontinued Operations	0.06	1.23	(0.02)	—

Total	$0.54	$1.57	$0.01	$0.13

Diluted Net Income Per Share:
Income From Continuing Operations	$0.46	$0.33	$0.03	$0.13
Income From (Loss) Discontinued Operations	0.06	1.19	(0.02)	—

Total	$0.52	$1.52	$0.01	$0.13

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2007
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$44,929	$43,571	$41,155	$39,484
Commissions and fees	1,854	2,064	2,226	(800)
Net investment income	3,294	3,870	4,359	4,772
Net realized (losses) gains on investments	135	627	355	(515)

Total Operating Revenues	50,212	50,132	48,095	42,941

Income From Continuing Operations	8,981	9,435	9,531	9,724
Income From Discontinued Operations	986	1,069	1,515	490

Net Income	$9,967	$10,504	$11,046	$10,214

Basic Net Income Per Share:
Income From Continuing Operations	$0.52	$0.54	$0.53	$0.54
Income From Discontinued Operations	0.06	0.06	0.08	0.03

Total	$0.58	$0.60	$0.61	$0.57

Diluted Net Income Per Share:
Income From Continuing Operations	$0.50	$0.52	$0.51	$0.51
Income From Discontinued Operations	0.05	0.06	0.08	0.03

Total	$0.55	$0.58	$0.59	$0.54

20.	DISCONTINUED OPERATIONS

On June 27, 2008, the Company sold all of the outstanding shares of capital stock of ARPCO Holdings, Inc. and its subsidiaries (“ARPCO”) for a purchase price of $43.0 million. The net assets disposed of in the transaction were $7.2 million and were principally intangible assets. The Company incurred costs related to the transaction of $2.9 million and recorded a gain, net of income taxes, of $20.9 million which is included in Income From Discontinued Operations in the Consolidated Statements of Income. During the third quarter, the Company recorded an adjustment of $0.4 million, net of income taxes, to the gain related to the finalization of the analysis of the state income tax impact of the transaction.

The operating results of discontinued operations included in the accompanying Consolidated Statements of Income are as follows:

	Twelve Months Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Revenues	$5,884	$11,205	$10,237
Income Before Income Taxes	$3,533	$6,490	$6,209

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2008. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2008, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Management Corporation and subsidiaries (“AMC”), which were acquired on February 1, 2008, and which is included in the consolidated balance sheet of First Mercury Financial Corporation as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. AMC constituted 7.9% and 14.7% of total assets and net assets, respectively, as of December 31, 2008, and 9.9% and 1.8% of revenues and income from continuing operations, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting of AMC because of the timing of the acquisition, which was completed on February 1, 2008.

BDO Seidman, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting. This report can be found on page 113 of this Form 10-K.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan

We have audited First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Mercury Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Management Corporation and Subsidiaries (“AMC”), which were acquired on February 1, 2008, and which is included in the consolidated balance sheet of First Mercury Financial Corporation as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. AMC constituted 7.9% and 14.7% of total assets and net assets, respectively, as of December 31, 2008, and 9.9% and 1.8% of revenues and income from continuing operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of AMC because of the timing of the acquisition, which was completed on February 1, 2008. Our audit of internal control over financial reporting of First Mercury Financial Corporation and Subsidiaries also did not include an evaluation of the internal control over financial reporting of AMC.

In our opinion, First Mercury Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries’ as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Troy, Michigan
March 10, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information contained under the captions “Election of Directors” (excluding the Report of the Audit Committee), “Executive Officers”, “Corporate Governance”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Director Compensation” and “Compensation of Executive Officers” (excluding the Report of the Executive Compensation Committee) in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement is incorporated herein by reference.

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

Exhibit
Number		Description

3	.1(4)	Amended and Restated Certificate of Incorporation.
3	.2(3)	Amended and Restated Bylaws.
4	.1(3)	Form of Stock Certificate.
4.2		Certain instruments defining the rights of the holders of long-term debt of First Mercury Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10	.1*(4)	First Mercury Financial Corporation 1998 Stock Compensation Plan.
10	.2*(1)	Non-Competition and Confidentiality Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Jerome M. Shaw.
10	.3*(1)	Non-Competition and Confidentiality Agreement dated as of June 14, 2004 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.4*(1)	Amendment No. 1 to Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.
10	.5*(1)	Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between First Mercury Holdings, Inc. and Jerome M. Shaw.
10	.6*(6)	Employment Agreement, effective as of August 1, 2007, between First Mercury Financial Corporation and Richard H. Smith.
10	.7*(6)	First Mercury Financial Corporation Supplemental Executive Retirement Plan.
10	.8(2)	Services Agreement dated May 25, 2005 between First Home Financial Corporation and Glencoe Capital, LLC.
10	.9(4)	Credit Agreement, dated as of October 23, 2006 by and between First Mercury Financial Corporation, the Guarantors and JPMorgan Chase Bank, N.A.
10	.10*(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Steven Shapiro.

Exhibit
Number		Description

10	.11*(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Hollis Rademacher.
10	.12(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of May 26, 2004 for Floating Rate Junior Subordinated Debentures.
10	.13(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of April 29, 2004 for Floating Rate Junior Subordinated Debentures.
10	.14*(3)	First Mercury Financial Corporation Omnibus Incentive Plan of 2006.
10	.15*(3)	First Mercury Financial Corporation Performance-Based Annual Incentive Plan.
10	.16*(3)	First Mercury Financial Corporation Non-Qualified Deferred Compensation Plan.
10	.17(6)	Amended and Restated Registration Rights Agreement by and among First Mercury Financial Corporation and certain stockholders thereof.
10	.18*(3)	Consulting Agreement by and between First Mercury Financial Corporation, and Jerome M. Shaw.
10	.19*(4)	Employment Letter by and between First Mercury Financial Corporation and John A. Marazza.
10	.20*	Employment Letter from First Mercury Financial Corporation to Jeffrey R. Wawok dated December 8, 2005.
10	.21*(3)	Restricted Stock Award Grant Agreement by and between First Mercury Holdings, Inc. and John A. Marazza, dated October 4, 2006.
10	.22(3)	Amended and Restated Management Agreement between First Mercury Financial Corporation and First Home Insurance Agency, dated October 3, 2006.
10	.23*(3)	Form of Option Grant Agreement under 1998 Stock Corporation Plan.
10	.24*(3)	Form of Option Grant Agreement under Omnibus Incentive Plan of 2006
10	.25(5)	Indenture dated December 14, 2006 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.
10	.26(5)	Amended and Restated Declaration of Trust dated December 14, 2006 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, James M. Thomas and Jeffrey R. Wawok, as administrators.
10	.27(5)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 14, 2006 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.
10	.28(5)	Guarantee Agreement dated December 14, 2006, between First Mercury Financial Corporation and Wilmington Trust Company.
10	.29(7)	Indenture dated September 26, 2007 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.
10	.30(7)	Amended and Restated Declaration of Trust dated September 26, 2007 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, Jeffrey R. Wawok and Edward A. LaFramboise, as administrators.
10	.31(7)	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 26, 2007 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.
10	.32(7)	Guarantee Agreement dated September 26, 2007, between First Mercury Financial Corporation and Wilmington Trust Company.
10	.33(8)	Termination Agreement date as of October 9, 2008 between the Company and Jerome Shaw.
14	(9)	Code of Business Conduct and Ethics.
21	(2)	Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
31	(a)(8)	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit
Number		Description

31	(b)(8)	Rule 13a-14(a) Certification of Chief Financial Officer.
32	(a)(8)	Section 1350 Certification of Chief Executive Officer.
32	(b)(8)	Section 1350 Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Form S-1 filed on August 23, 2006, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 4, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 17, 2006, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2006, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 19, 2006, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 27, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2007, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed October 15, 2008, and incorporated herein by reference.

(9)	Filed herewith.

*	Management contract or compensation plan or arrangement.

Item 15	(b)

The exhibits are listed in Item 15 (a) (3) above.

Item 15	(c)

The financial statement schedules are listed in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman and Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 11, 2009 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD H. SMITH Richard H. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)

/s/ JOHN A. MARAZZA John A. Marazza	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer of the Registrant)

/s/ HOLLIS W. RADEMACHER Hollis W. Rademacher	Director

/s/ STEVEN A. SHAPIRO Steven A. Shapiro	Director

/s/ JEROME M. SHAW Jerome M. Shaw	Director

/s/ LOUIS J. MANETTI Louis J. Manetti	Director

/s/ WILLIAM C. TYLER William C. Tyler	Director

/s/ THOMAS KEARNEY Thomas Kearney	Director

/s/ ROBERT A. OAKLEY Robert A. Oakley	Director

SCHEDULE I

FIRST MERCURY FINANCIAL CORPORATION

Summary of Investments — Other than Investments in Related Parties
As of December 31, 2008

			Amount at
			Which
		Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$90,967	$93,733	$93,733
States and political subdivisions	205,425	210,365	210,365
Collateralized mortgage obligations and other asset-backed securities	71,378	64,628	64,628
Convertibles	43,470	43,470	43,470
All other corporate bonds	89,383	87,008	87,008
Redeemable preferred stock	—	—	—

Total Fixed Maturities	500,623	499,204	499,204

Equity Securities:
Common stocks:
Industrial, miscellaneous and all other	60	60	60
Non redeemable preferred stocks	1,416	1,049	1,049
Limited partnerships	10,575	10,575	10,575

Total Equity Securities	12,051	11,684	11,684

Short-Term Investments	32,142	32,142	32,142

Total Investments	$544,816	$543,030	$543,030

SCHEDULE II
FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Balance Sheet
(Dollars in thousands)

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Debt securities	$14,823	$—
Short-term investments	5,400	31,775
Cash and cash equivalents	1,271	1,968
Accrued investment income	189	163
Deferred federal income tax	992	—
Other assets	4,690	6,776
Investment in subsidiaries	305,670	258,974

Total Assets	$333,035	$299,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$67,013	$67,013
Accounts payable, accrued expenses, and other liabilities	4,385	3,263

Total Liabilities	71,398	70,276

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,836,337 and 17,972,353 shares	178	180
Paid-in-capital	161,957	165,836
Accumulated other comprehensive income (loss)	(3,027)	1,177
Retained earnings	103,028	62,187
Treasury stock; 33,600 and 0 shares	(499)	—

Total Stockholders’ Equity	261,637	229,380

Total Liabilities and Stockholders’ Equity	$333,035	$299,656

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statement of Operations
(Dollars in thousands)

	Year Ended
	December 31,
	2008	2007	2006(1)
	(Dollars in thousands)

Revenue
Income from subsidiaries	$46,696	$42,539	$37,286
Commissions and fees	4,719	4,025	3,475
Net investment income	872	1,377	370

Total Revenues	52,287	47,941	41,131

Losses and Expenses
Interest expense	6,122	4,453	16,615
Other expenses	17,307	10,488	10,948

Total Losses and Expenses	23,429	14,941	27,563

Income Before Income Taxes	28,858	33,000	13,568
Income Tax Benefit	11,983	8,731	8,301

Net Income	$40,841	$41,731	$21,869

Other Comprehensive Income (Loss)
Equity in other comprehensive income (loss) of consolidated subsidiaries	(3,248)	2,683	535
Change in fair value of interest rate swap	(956)	(612)	(12)

Comprehensive Income	$36,637	$43,802	$22,392

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceeding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

SCHEDULE II

FIRST MERCURY FINANCIAL CORPORATION

Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	December 31,
	2008	2007	2006(1)
	(Dollars in Thousands)

Cash Flows from Operating Activities
Net Income	$40,841	$41,731	$21,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Undistributed equity in consolidated subsidiaries	(46,696)	(42,539)	(13,688)
Depreciation and amortization	765	482	4,872
Stock-based compensation expense	2,174	1,068	753
Increase (decrease) in cash resulting from changes in assets and liabilities
Accrued investment income	(26)	(108)	(46)
Accrued federal income taxes	(992)	—	(1,010)
Trust preferred investments, including deferred costs	—	(1,024)	(1,055)
Other	(1,761)	(41)	(477)

Net Cash (Used In) Provided By Operating Activities	(5,695)	(431)	11,218
Cash Flows From Investing Activities
Investment in subsidiaries	—	(15,000)	(40,000)
Cash and invested assets from merger with FMHI	—	—	3,308
Cost of short-term investments acquired	(76,656)	(69,721)	(14,634)
Proceeds from disposals of short-term investments	103,031	54,123	302
Cost of debt securities acquired	(15,267)	—	—
Proceeds from debt securities	444	—	—
Receivable from stockholders	—	—	977
Cost of fixed asset purchases	—	—	(355)
Purchase of outstanding shares of FMFC	—	—	(6,351)

Net Cash Provided By (Used In) Investing Activities	11,552	(30,598)	(56,753)
Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	12,249	173,661
Stock issued on stock options exercised	927	—	461
Repayment of senior notes	—	—	(65,000)
Purchase of common stock	(9,054)	(477)	(80,598)
Payment of shareholder dividend	—	—	(8,258)
Cash retained on excess tax benefits	1,573	—	—
Issuance of long-term debt	—	20,619	25,774

Net Cash (Used In) Provided By Financing Activities	(6,554)	32,391	46,040

Net Increase In Cash and Cash Equivalents	(697)	1,362	505
Cash and Cash Equivalents, beginning of period	1,968	606	101

Cash and Cash Equivalents, end of period	$1,271	$1,968	$606

(1)	Represents First Mercury Financial Corporation (“FMFC”). Immediately preceeding the Company’s initial public offering, First Mercury Holdings, Inc. (“FMHI”) was merged into FMFC with FMFC the surviving entity.

SCHEDULE IV

FIRST MERCURY FINANCIAL CORPORATION

Reinsurance

		Ceded to	Assumed		Percent of
		Other	from Other		Amount
	Direct	Companies	Companies	Net	Assumed
	(Dollars in thousands)

Year ended December 31, 2008	$303,539	$101,325	$17,737	$219,951	8.1%
Year ended December 31, 2007	258,846	115,929	12,655	155,572	8.1%
Year ended December 31, 2006	213,842	75,255	4,339	142,926	3.0%

SCHEDULE VI

FIRST MERCURY FINANCIAL CORPORATION

Supplemental Information Concerning Insurance Operations

						Loss and Loss
						Adjustment
		Unpaid				Expenses		Amortization
	Deferred	Loss and				Incurred		Deferred
	Policy	Loss	Net	Net	Net	Related to		Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Premiums
	Costs, Net	Expenses	Premium	Premium	Income	Year	Year	Costs	Expenses	Written
	(Dollars in thousands)

Year ended December 31, 2008	$27,369	$372,721	$98,928	$193,744	$21,633	$112,685	$(4,845)	$41,164	$36,393	$219,951
Year ended December 31, 2007	14,257	272,365	70,751	169,139	16,295	88,911	(838)	30,706	15,710	155,572
Year ended December 31, 2006	18,452	191,013	81,426	110,570	9,713	55,090	1,118	16,358	14,728	142,926