Form 10-Q
period 2009-03-31
FIRST MERCURY FINANCIAL CORP
filed 2009-05-07
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (800) 762-6837
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of Common Stock, par value $0.01, outstanding on May 5, 2009 was 17,929,837.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$528,271	$495,799
Equity securities and other	24,714	15,089
Short-term	38,537	32,142

Total Investments	591,522	543,030
Cash and cash equivalents	14,586	31,833
Premiums and reinsurance balances receivable	56,930	56,398
Accrued investment income	5,648	5,400
Accrued profit sharing commissions	12,095	11,315
Reinsurance recoverable on paid and unpaid losses	145,023	135,617
Prepaid reinsurance premiums	51,902	48,921
Deferred acquisition costs	27,147	27,369
Intangible assets, net of accumulated amortization	38,776	39,351
Goodwill	25,483	25,483
Deferred federal income taxes	—	2,161
Other assets	16,529	16,775

Total Assets	$985,641	$943,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$400,152	$372,721
Unearned premium reserves	148,137	147,849
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	55,867	49,419
Premiums payable to insurance companies	27,279	27,831
Reinsurance payable on paid losses	1,400	1,167
Deferred federal income taxes	415	—
Accounts payable, accrued expenses, and other liabilities	10,994	16,016

Total Liabilities	711,257	682,016

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,929,837 and 17,836,337 shares	179	178
Paid-in-capital	162,569	161,957
Accumulated other comprehensive income (loss)	426	(3,027)
Retained earnings	111,709	103,028
Treasury stock; 33,600 and 33,600 shares	(499)	(499)

Total Stockholders’ Equity	274,384	261,637

Total Liabilities and Stockholders’ Equity	$985,641	$943,653

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$52,594	$43,571
Commissions and fees	6,894	4,053
Net investment income	6,434	4,848
Net realized gains on investments	1,757	1

Total Operating Revenues	67,679	52,473

Operating Expenses
Losses and loss adjustment expenses, net	30,493	23,444
Amortization of deferred acquisition expenses	13,329	8,213
Underwriting, agency and other expenses	9,223	5,984
Amortization of intangible assets	575	399

Total Operating Expenses	53,620	38,040

Operating Income	14,059	14,433
Interest Expense	1,416	1,464
Change in Fair Value of Derivative Instruments	(106)	435

Income From Continuing Operations Before Income Taxes	12,749	12,534
Income Taxes	4,068	3,898

Income From Continuing Operations	8,681	8,636
Income From Discontinued Operations, Net of Taxes	—	1,085

Net Income	$8,681	$9,721

Basic Net Income Per Share:
Income From Continuing Operations	$0.49	$0.48
Income From Discontinued Operations	—	0.06

Total	$0.49	$0.54

Diluted Net Income Per Share:
Income From Continuing Operations	$0.48	$0.46
Income From Discontinued Operations	—	0.06

Total	$0.48	$0.52

Weighted Average Shares Outstanding:
Basic	17,775,560	18,106,063

Diluted	18,109,331	18,793,264

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income	Earnings	Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	518	—	—	—	521
Stock-based compensation expense	—	327	—	—	—	327
Common stock repurchased and held in treasury	—	—	—	—	(499)	(499)
Comprehensive income:
Net income	—	—	—	9,721	—	9,721
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($436)	—	—	809	—	—	809
Change in fair value of interest rate swap, net of tax of $324	—	—	(602)	—	—	(602)
Less reclassification adjustment for gains included in net income, net of tax of $92	—	—	(170)	—	—	(170)

Total other comprehensive income	—	—	—	—	—	37

Total comprehensive income	—	—	—	—	—	9,758

Balance, March 31, 2008	$183	$166,681	$1,214	$71,908	$(499)	$239,487

Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	613	—	—	—	613
Comprehensive income:
Net income	—	—	—	8,681	—	8,681
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($1,899)	—	—	3,527	—	—	3,527
Change in fair value of interest rate swap, net of tax of ($25)	—	—	46	—	—	46
Less reclassification adjustment for gains included in net income, net of tax of $64	—	—	(120)	—	—	(120)

Total other comprehensive income	—	—	—	—	—	3,453

Total comprehensive income	—	—	—	—	—	12,134

Balance, March 31, 2009	$179	$162,569	$426	$111,709	$(499)	$274,384

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$8,681	$9,721
Less: Income from discontinued operations	—	1,085

Income from continuing operations	8,681	8,636
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	998	750
Realized gains on investments	(1,757)	(1)
Deferrals of acquisition costs, net	222	(5,058)
Deferred income taxes	2,575	(221)
Stock-based compensation expense	613	327
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(532)	(1,443)
Accrued investment income	(248)	47
Receivable from related entity	—	75
Accrued profit sharing commissions	(780)	2,889
Reinsurance recoverable on paid and unpaid losses	(9,406)	(9,999)
Prepaid reinsurance premiums	(2,981)	4,975
Loss and loss adjustment expense reserves	27,431	24,459
Unearned premium reserves	288	8,802
Funds held under reinsurance treaties	6,448	2,547
Reinsurance payable on paid losses	233	842
Premiums payable to insurance companies	(552)	(3,745)
Other	(5,151)	(8,743)

Net Cash Provided By Operating Activities — Continuing Operations	26,082	25,139
Net Cash Provided By Operating Activities — Discontinued Operations	—	1,023

Net Cash Provided By Operating Activities — Total	26,082	26,162

Cash Flows From Investing Activities
Cost of short-term investments acquired	(127,598)	(135,182)
Proceeds from disposals of short-term investments	121,202	155,618
Cost of debt and equity securities acquired	(63,161)	(52,616)
Proceeds from debt and equity securities	26,228	27,410
Acquisition, net of cash acquired	—	(18,466)
Cost of fixed asset purchases	—	(544)

Net Cash Used In Investing Activities	(43,329)	(23,780)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	—
Stock issued on stock options exercised	—	521
Repurchase of common stock	—	(499)
Issuance of long-term debt	—	—

Net Cash Provided By Financing Activities	—	22

Net Increase (Decrease) In Cash and Cash Equivalents	(17,247)	2,404
Cash and Cash Equivalents, beginning of period	31,833	18,432

Cash and Cash Equivalents, end of period	$14,586	$20,836

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,372	$1,787
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The accompanying condensed consolidated financial statements and notes of First Mercury Financial Corporation and Subsidiaries (“FMFC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers are urged to review the Company’s 2008 audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited annual consolidated financial statements.
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
     Recently Issued Accounting Standards
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt FSP FAS 115-2/124-2 effective March 31, 2009 as this standard would have no material impact on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to adopt FSP FAS 157-4 effective March 31, 2009 as this standard would not have a material impact on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to adopt FSP FAS 107-1 and APB 28-1 effective March 31, 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)
     We adopted the following accounting standards in the first quarter 2009, none of which had a material effect on the Company’s results of operations, financial position, or liquidity:
•	SFAS No. 141(R), “Business Combinations;”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51;”

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities;”

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities;” and

•	FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.”
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
     The results of operations of AMC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $13.4 million was recorded as goodwill in the amount of $25.5 million. We have completed the valuations of certain tangible and intangible assets acquired with the new business and have finalized the allocation of the excess of the purchase price over the net assets acquired. The acquired goodwill is not expected to be deductible for income tax purposes.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
2. MERGERS AND ACQUISITIONS — (Concluded)
     The following table represents the final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

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
     The operating results of discontinued operations included in the accompanying Condensed Consolidated Statements of Income are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Revenues	$—	$2,976
Income Before Income Taxes	$—	$1,773

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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Income from Continuing Operations	$8,681	$8,636
Income from Discontinued Operations	—	1,085

Net income as reported	8,681	9,721
Net income allocated to unvested restricted stock shares	(28)	(13)

Net income available to common	$8,653	$9,708

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,775,560	18,106,063

Dilutive effect of stock options	333,669	686,122
Dilutive effect of unvested restricted stock	102	1,079

Dilutive number of common and common equivalent shares outstanding	18,109,331	18,793,264

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.49	$0.48
Income from Discontinued Operations	—	0.06

Total	$0.49	$0.54

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.48	$0.46
Income from Discontinued Operations	—	0.06

Total	$0.48	$0.52

Anti-dilutive shares excluded from diluted net income per common share	1,221,688	706,188

     On January 1, 2009, we adopted FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 did not have an impact on our reported earnings per share amounts.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at March 31, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$5,039	$254	$—	$5,293
Government agency mortgage-backed securities	81,037	3,643	(12)	84,668
Government agency obligations	3,145	65	—	3,210
Collateralized mortgage obligations and other asset-backed securities	74,406	929	(6,316)	69,019
Obligations of states and political subdivisions	204,477	8,107	(560)	212,024
Corporate bonds	111,061	2,672	(4,662)	109,071

Total Debt Securities	479,165	15,670	(11,550)	483,285
Preferred stocks	1,416	—	(618)	798
Short-term investments	38,537	—	—	38,537

Total	$519,118	$15,670	$(12,168)	$522,620

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

     The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of March 31, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$73,469	$73,567
Due after one year through five years	175,422	179,279
Due after five years through ten years	108,355	109,530
Due after ten years	6,429	6,557

	363,675	368,933
Government agency mortgage-backed securities	81,037	84,668
Collateralized mortgage obligations and other asset-backed securities	74,406	69,019

Total	$519,118	$522,620

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS — (Concluded)
Hybrid Instruments
     As of March 31, 2009 and December 31, 2008, the market value of convertible securities accounted for as hybrid instruments was $51.2 million and $43.5 million, respectively. Convertible bonds and bond units had a market value of $44.2 million and $39.0 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively. Convertible preferred stocks had a market value of $7.0 million and $4.5 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively. The Company recorded an increase in the fair value of the hybrid instruments of $2.5 million in Net realized gains on investments for the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
Alternative Investments
     During March 2008 the Company invested $10.0 million in a limited partnership, which invests in high yield convertible securities. An additional $2.0 million was invested during January 2009 for a total cost of $12.0 million. The market value of this investment was $7.9 million at March 31, 2009. During June 2008, the Company invested $5.0 million in a limited partnership, which invests in distressed structured finance products. An additional $5.0 million was invested during March 2009 for a total cost of $10.0 million. The market value of this investment was $9.8 million at March 31, 2009. The Company elected the fair value option for these investments in accordance with SFAS 159. The change in fair value of these investments is recorded in Net investment income and Net realized gains on investments in the Condensed Consolidated Statements of Income. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheets.
6. INCOME TAXES
     At March 31, 2009 and December 31, 2008, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require disclosure under FIN 48. Although the IRS is not currently examining any of our income tax returns, tax years 2005, 2006 and 2007 remain open and are subject to examination.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$372,721	$272,365
Less reinsurance recoverables	128,552	91,444

Net Balance, beginning of period	244,169	180,921

AUIC net reserves, date of acquisition	—	4,490

Incurred Related To
Current year	31,243	23,444
Prior years	(750)	—

Total Incurred	30,493	23,444

Paid Related To
Current year	906	334
Prior years	12,547	10,275

Total Paid	13,453	10,609

Net Balance	261,209	198,246
Plus reinsurance recoverables	138,943	103,068

Balance, end of period	$400,152	$301,314

8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Written Premiums
Direct	$73,120	$76,214
Assumed	4,758	4,993
Ceded	(28,053)	(22,704)

Net Written Premiums	$49,825	$58,503

Earned Premiums
Direct	$73,304	$68,653
Assumed	4,287	3,752
Ceded	(25,072)	(27,679)
Earned but unbilled premiums	75	(1,155)

Net Earned Premiums	$52,594	$43,571

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
     The Company’s 2009 and 2008 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
8. REINSURANCE (Concluded)
records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $55.9 million and $49.4 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $22.2 million and $17.9 million at March 31, 2009 and 2008, respectively.
9. SHARE REPURCHASE PROGRAM
     The Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009. During the three months ended March 31, 2009, the Company did not repurchase any shares of common stock. As of March 31, 2009, the Company has 801,423 shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
10. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,387 at March 31, 2009, however, the Company does not intend to issue any additional awards under this plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended March 31, 2009, the Company granted 197,500 stock options and 93,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years commencing on March 5, 2010. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three months ended March 31, 2008, the Company granted 148,500 stock options and 15,000 shares of restricted stock to employees under the Omnibus plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years commencing on March 6, 2009. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. Shares available for future grants under the Omnibus Plan totaled 185,740 at March 31, 2009. A proposal currently pending before the Company’s stockholders would amend and restate the Omnibus Plan to increase the number of shares authorized for issuance thereunder by 1,650,000 shares (which would bring the total number of shares reserved under the Omnibus Plant to 3,150,000) and to make certain other changes to the Omnibus Plan. The Company’s stockholders are voting on this proposal at the 2009 annual stockholders meeting scheduled for May 13, 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS (Continued)
     The following table summarizes stock option activity for the three months ended March 31, 2009 and 2008.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Oustanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	148,500	14.93
Forfeited during the period	—	—	12,700	18.77
Exercised during the period	287,960	1.81	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2008	639,815	$2.48	709,488	$18.24

Oustanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	197,500	13.01
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2009	431,050	$2.82	1,129,688	$17.07

Exercisable at:
March 31, 2008	639,815	$2.48	150,355	$18.75
March 31, 2009	431,050	2.82	379,465	18.43
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $5.0 million at March 31, 2009. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at March 31, 2009.
     There were no stock options exercised during the three months ended March 31, 2009.
     The number of stock option awards outstanding and exercisable at March 31, 2009 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	March 31, 2009	Contractual Life	Share	March 31, 2009	Share
1998 Plan
$1.51 - $1.95	319,125	3.85 Years	$1.71	319,125	$1.71
$4.86 - $6.49	111,925	1.55	5.97	111,925	5.97

Total	431,050	3.25	2.82	431,050	2.82

Omnibus Plan
$10.98 - $14.93	352,000	9.52 Years	$13.72	47,495	$14.93
$17.00 - $20.75	777,688	7.33	18.59	331,970	18.94

Total	1,129,688	8.01	17.07	379,465	18.43

     As of March 31, 2009, there was approximately $5.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS — (Concluded)
     The fair value of stock options granted during the three months ended March 31, 2009 and 2008 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Omnibus Plan
Expected term	6.0	6.0
Expected stock price volatility	41.11%	29.23%
Risk-free interest rate	2.16%	2.90%
Expected dividend yield	—	—
Estimated fair value per option	$5.53	$5.13
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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $0.6 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.
11. FAIR VALUE MEASUREMENTS
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
     SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. FAIR VALUE MEASUREMENTS (Continued)
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2009. These securities were classified as Level 2 at March 31, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of March 31, 2009 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$483,285	$5,293	$477,379	$613
Equity securities	798	—	798	—
Short-term investments	38,537	38,537	—	—
Hybrid securities	51,172	—	51,172	—
Alternative investments	17,730	—	9,831	7,899

Total	$591,522	$43,830	$539,180	$8,512

     Level 3 assets above include one asset-backed security collateralized by home equity loans with a market value of $0.6 million within fixed maturity securities. Liquidity remains extremely low in markets for non-agency residential mortgage-backed securities, especially those with ratings below AAA. This security’s market value was adjusted to a model price that assumed stressed default assumptions, which generated a 20.9% principal loss, and included a 10.5% discount rate. Also included within Level 3 assets is a $7.9 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed model.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Concluded)
(Unaudited)
11. FAIR VALUE MEASUREMENTS — (Concluded)

Quarter Ended
March 31, 2009
Level 3 investments as of January 1, 2009	$6,282
Purchases	2,000
Increase in market value	230

Level 3 investments as of March 31, 2009	$8,512

     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 2 measurement.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Company’s accumulated other comprehensive income included the following:

	March 31,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains on securities, net of tax	$1,956	$2,440
Fair value of interest rate swap, net of tax	(1,530)	(1,226)

Total accumulated other comprehensive income	$426	$1,214

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
     First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC”), First Mercury Emerald Insurance Services, Inc. (“FM Emerald”), and American Management Corporation (“AMC”).
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
     FMIC and FMCC are two of our insurance subsidiaries. FMIC writes substantially all the policies produced by CoverX. FMCC provides reinsurance to FMIC. FMIC and FMCC have entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and FMCC, including all past liabilities, are combined and apportioned between FMIC and FMCC in accordance with fixed percentages. FMIC also provides claims handling and adjustment services for policies produced by CoverX and directly written by third parties.

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
     GAAP and Non-GAAP Financial Performance Metrics
     Throughout this report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP (generally accepted accounting principles in the United States of America) presentation of net income and certain statutory reporting information, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are gross written premiums, net written premiums, and combined ratio.
     Following is a list of non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations:
     Gross written premiums. While net premiums earned is the related GAAP measure used in the statements of earnings, gross written premiums is the component of net premiums earned that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in our insurance underwriting operations with some indication of profit potential subject to the levels of our retentions, expenses, and loss costs.
     Net written premiums. While net premiums earned is the related GAAP measure used in the statements of earnings, net written premiums is the component of net premiums earned that measures the difference between gross written premiums and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.
     Combined ratio. This ratio is a common industry measure of profitability for any underwriting operation, and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, net of insurance underwriting commissions and fees, divided by net premiums earned. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of pre-tax underwriting income.
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
     Readers are also urged to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to the audited consolidated financial statements thereto included in the Annual Report on

Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.
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

     Our reserves for losses and loss adjustment expenses at March 31, 2009 and December 31, 2008, gross and net of ceded reinsurance were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Gross
Case reserves	$95,135	$91,057
IBNR and ULAE reserves	305,017	281,664

Total reserves	$400,152	$372,721

Net of reinsurance
Case reserves	$64,259	$62,497
IBNR and ULAE reserves	196,950	181,672

Total	$261,209	$244,169

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which resulted in no material changes in valuation techniques we previously used to measure fair values. See Note 11 to the Condensed Consolidated Financial Statements for a more complete description. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. In most cases, declines in market value that are deemed temporary are excluded from earnings and reported as a separate component of stockholders’ equity, net of the related taxes, until realized. The exception to this rule relates to investments in convertible securities with embedded derivatives and our alternative investments. Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three months ended March 31, 2009 and 2008. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the three months ended March 31, 2009 and 2008.
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
     Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues no later than the end of each quarter. Investment managers are also required to notify management, and receive prior approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.
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

     Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table summarizes our results for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$52,594	$43,571	21%
Commissions and fees	6,894	4,053	70
Net investment income	6,434	4,848	33
Net realized gains on investments	1,757	1	N/M

Total Operating Revenues	67,679	52,473	29

Operating Expenses
Losses and loss adjustment expenses, net	30,493	23,444	30
Amortization of intangible assets	575	399	44
Other operating expenses	22,552	14,197	59

Total Operating Expenses	53,620	38,040	41

Operating Income	14,059	14,433	(3)
Interest Expense	1,310	1,899	(31)

Income From Continuing Operations Before Income Taxes	12,749	12,534	2
Income Taxes	4,068	3,898	4

Income From Continuing Operations	8,681	8,636	1%
Income From Discontinued Operations, Net of Income Taxes	—	1,085	(100)

Net Income	$8,681	$9,721	(11)%

Loss Ratio	58.0%	53.8%	4.2 points
Underwriting Expense Ratio	30.4%	21.2%	9.2 points

Combined Ratio	88.4%	75.0%	13.4 points

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
Written premiums
Direct	$73,120	$76,214	(4)%
Assumed	4,758	4,993	(5)
Ceded	(28,053)	(22,704)	24

Net written premiums	$49,825	$58,503	(15)%

Earned premiums
Direct	$73,304	$68,653	7%
Assumed	4,287	3,752	14
Ceded	(25,072)	(27,679)	(9)
Earned but unbilled premiums	75	(1,155)	(106)

Net earned premiums	$52,594	$43,571	21%

     Direct written premiums decreased $3.1 million, or 4%, primarily due to decreases in premium production from the Company’s Security and Specialty underwriting platforms offset somewhat by increases in production from the Company’s FM Emerald underwriting platform during the three months ended March 31, 2009. Direct earned premiums increased $4.7 million in the three months ended March 31, 2009, or 7%, compared to the three months ended March 31, 2008.
     Assumed written premiums decreased $0.2 million, or 5%, and assumed earned premiums increased $0.5 million, or 14%. The decrease in assumed written premiums is primarily due to a decrease in production for the admitted legal liability business.
     Ceded written premiums increased $5.3 million, or 24%, and ceded earned premiums decreased $2.6 million, or 9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Ceded written premiums increased to 36% of direct and assumed written premiums during the first quarter of 2009 compared to 28% of direct and assumed written premiums during the first quarter of 2008 principally due to purchasing more quota share reinsurance during the first quarter of 2009 for the Company’s primary casualty business compared to the first quarter of 2008. The increase in quota share cessions was offset somewhat by lower cessions under our excess of loss treaties during the first quarter of 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008, which impacted the first quarter of 2009. Ceded earned premiums decreased primarily due to ceded written premiums continuing to be earned on the Company’s 2008 quota share reinsurance treaties.
     Earned but unbilled premiums increased $1.2 million, or 106%, primarily due to the net earned premiums subject to audit during the three months ended March 31, 2009 increasing compared to the net premiums earned subject to audit during the three months ended March 31, 2008.

     Commissions and Fees

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,357	$1,329	2%
Insurance services commissions and fees	5,537	2,724	103

Total commissions and fees	$6,894	$4,053	70%

     Insurance underwriting commissions and fees were flat from the three months ended March 31, 2008 to the three months ended March 31, 2009. Insurance services commissions and fees, which were principally AMC income and not related to gross written premiums, increased $2.8 million, as the result of three months of commission and fee income during the first quarter of 2009 for AMC compared to two months during the first quarter of 2008.
     Net Investment Income and Realized Gains on Investments. During the three months ended March 31, 2009, net investment income was $6.4 million, a $1.6 million, or 33%, increase from $4.9 million reported for the three months ended March 31, 2008 primarily due to the increase in invested assets over the period. At March 31, 2009, invested assets were $591.5 million, a $117.6 million, or 25%, increase over $473.9 million of invested assets at March 31, 2008. This increase was due to increases in net written premiums, from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis, and the proceeds from the sale of ARPCO. The annualized investment yield on total investments (net of investment expenses) was 4.6% and 4.0% at March 31, 2009 and 2008, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.2% and 4.8% at March 31, 2009 and 2008, respectively.
     During the three months ended March 31, 2009, net realized gains were $1.8 million compared to the net realized gains of $1,000 during the three months ended March 31, 2008. The first quarter 2009 net realized gains were principally due to the mark to market increase in securities carried at market in accordance with SFAS 155 and SFAS 159 during the three months ended March 31, 2009 of approximately $2.3 million, offset somewhat by losses on the sale of certain securities.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $7.0 million, or 30%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 21% increase in net earned premiums, and an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates. Losses and loss adjustment expenses for the three months ended March 31, 2009 included approximately $0.8 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. There was no development of December 31, 2007 prior years’ loss and loss adjustment expense reserves for the three months ended March 31, 2008.
     Other Operating Expenses

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$13,329	$8,213	62%
Ceded reinsurance commissions	(10,140)	(8,483)	20
Other underwriting and operating expenses	19,363	14,467	34

Other operating expenses	$22,552	$14,197	59%

     During the three months ended March 31, 2009, other operating expenses increased $8.4 million, or 59%, from the three months ended March 31, 2008. Amortization of deferred acquisition expenses increased by $5.1 million, or 62% due to the impact of purchasing less quota share reinsurance and increased acquisition expenses on new underwriting initiatives. Ceded reinsurance commissions increased $1.7 million, or 20%, principally due to the effect of purchasing more quota share reinsurance during the first quarter of 2009 compared to the first quarter of 2008, offset by lower ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $4.9 million, or 34%. The increase was principally due to an increase of $3.8 million in commissions and other acquisition costs, net of deferrals of net acquisition costs, an increase of $1.9 million in general and underwriting expenses related to our insurance services operations principally due to having three months of AMC results compared to two months during the three months ended March 31, 2008 due to the closing of the AMC acquisition on February 1, 2008, and a decrease in corporate expenses of $0.8 million during the three months ended March 31, 2009.
     Interest Expense. Interest expense decreased 31% from the three months ended March 31, 2008 compared to the three months ended March 31, 2009. This decrease was primarily due to a $0.5 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 31.9% for the three months ended March 31, 2009 and 31.1% for the three months ended March 31, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2008, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes.
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

Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$26,082	$25,139
Operating activities — discontinued operations	—	1,023
Investing activities	(43,329)	(23,780)
Financing activities	—	22

Change in cash and cash equivalents	$(17,247)	$2,404

     Net cash provided by operating activities from continuing operations for the three months ended March 31, 2009 and 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the three months ended March 31, 2009 and 2008 were retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash provided by operating activities from discontinued operations for the three months ended March 31, 2008 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     Net cash used in investing activities from continuing operations for the three months ended March 31, 2009 primarily resulted from our net investment in short-term, debt and equity securities. The $19.5 million increase in net cash used in investing activities from continuing operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to timing related to the redemption of short-term investments.
     Net cash provided by financing activities for the three months ended March 31, 2008 resulted from the issuance of common stock as a result of the exercise of stock options.
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
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At March 31, 2009, the three month LIBOR rate was 1.19%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At March 31, 2009, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility. However, at March 31, 2009, the Company was in compliance with all of the covenants related to the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. Under two of our swap agreements, which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At March 31, 2009, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At March 31, 2009, our investments had a market value of $591.5 million and consisted of the following investments:

	March 31, 2009
	Market Value	% of Portfolio
	(Dollars in thousands)
Short Term Investments	$38,537	6.5%
U.S. Treasuries	5,293	0.9%
U.S. Agencies	3,210	0.5%
Municipal Bonds	212,024	35.9%
Corporate Bonds	93,727	15.8%
High Yield Bonds	15,344	2.6%
MBS Passthroughs	53,540	9.1%
CMOs	41,551	7.0%
Asset Backed Securities	21,472	3.6%
Commercial MBS	37,124	6.3%
Convertible Securities	51,172	8.7%
High Yield Convertible Fund	7,899	1.3%
Structured Finance Fund	9,831	1.7%
Preferred Stocks	798	0.1%
Common Stocks	—	0.0%

Total	$591,522	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at March 31, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment
Less than one year	21.0%
One to two years	15.9%
Two to three years	13.9%
Three to four years	14.0%
Four to five years	12.5%
Five to seven years	8.5%
More than seven years	14.2%

Total	100.0%

     The effective duration of the portfolio as of March 31, 2009 is approximately 3.0 years and the taxable equivalent duration is 2.6 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.3 years and 2.9 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.6% at March 31, 2009 and 4.0% at March 31, 2008. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.2% at March 31, 2009 and 4.8% at March 31, 2008.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of AA- at March 31, 2009. The fixed income portfolio had a weighted average credit quality of AA at March 31, 2009. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of March 31, 2009 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	50.5%
AA	20.4%
A	12.9%
BBB	7.8%
BB	4.7%
B	1.9%
CCC	0.1%
NR	1.7%

Total	100.0%

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
     At March 31, 2009, the Company held CMO’s classified as available-for-sale with a fair value of $41.6 million. Approximately 76.9% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at March 31, 2009, the Company held $52.7 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $37.1 million, of which 86.6% are pre-2006 vintage, at March 31, 2009. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 39.7% and comprised mainly of super senior structures. The average loan to value at origination was 67.6%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $1.4 million at March 31, 2009, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at March 31, 2009 was BBB-.
     The Company’s fixed maturity investment portfolio at March 31, 2009 included securities issued by numerous municipalities with a total carrying value of $212.0 million. Approximately $31.6 million, or 14.9%, were pre-refunded (escrowed with Treasuries). Approximately $105.2 million, or 49.6%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the monolines, results in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $105.2 million of insured municipal securities in the Company’s investment portfolio at March 31, 2009, 99.0% were rated at A- or above, and approximately 78.1% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at March 31, 2009. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $14.6 million at March 31, 2009.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at March 31, 2009 by major security type were as follows:

		Gross Unrealized		Estimated
	Amortized Cost	Gains	Losses	Market Value
		(Dollars in thousands)
Debt Securities
U.S. government securities	$5,039	$254	$—	$5,293
Government agency mortgage-backed securities	81,037	3,643	(12)	84,668
Government agency obligations	3,145	65	—	3,210
Collateralized mortgage obligations and other asset-backed securities	74,406	929	(6,316)	69,019
Obligations of states and political subdivisions	204,477	8,107	(560)	212,024
Corporate bonds	111,061	2,672	(4,662)	109,071

Total Debt Securities	479,165	15,670	(11,550)	483,285
Preferred stocks	1,416	—	(618)	798
Short-term investments	38,537	—	—	38,537

Total	$519,118	$15,670	$(12,168)	$522,620

     At March 31, 2009 the total unrealized loss of all impaired securities totaled $12.2 million. This represents approximately 2.1% of quarter end invested assets of $591.5 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of March 31, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, limited partnerships and equity is approximately 3.3 years. We expect to hold the majority of these temporarily impaired securities until maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we do not have the intent and ability to hold these securities until they mature or recover in value.

     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at March 31, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	—	—	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	22,235	(1,507)	17,818	(4,821)
Obligations of states and political subdivisions	7,005	(301)	8,274	(259)
Corporate bonds	34,734	(2,470)	13,284	(2,192)

Total Debt Securities	63,974	(4,278)	39,376	(7,272)
Preferred Stocks	642	(267)	155	(351)

Total	$64,616	$(4,545)	$39,531	$(7,623)

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the year ended March 31, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized Loss
Sector	at March 31, 2009
(Dollars in thousands)
Short Term Investments	$—
U.S. Treasuries	—
U.S. Agencies	—
Municipal Bonds	(560)
Corporate Bonds	(4,231)
High Yield Bonds	(431)
MBS Passthroughs	(47)
CMOs	(1,575)
Asset Backed Securities	(571)
Commercial MBS	(4,135)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(618)
Common Stocks	—

$(12,168)

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

     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 10.5% as of March 31, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	4.5%	$5,273	$652	12.4%	41.6%
Investment Grade	95.5	111,044	11,516	10.4	63.8

Total	100.0%	$116,317	$12,168	10.5%	62.6%

     The majority of these securities are “AAA” or “AA” rated. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The largest concentration of temporarily impaired securities is Corporate Bonds at approximately 34.8% of the total loss. Within Corporate Bonds 98.7% are rated investment grade BBB or better, and their temporary impairment results primarily from the widening of credit spreads. The next highest concentration of temporarily impaired securities is Commercial MBS at 34.0% of the total loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next highest concentration of temporarily impaired securities is CMOs at 13.0% of the total loss. Within CMOs 98.7% are rated AAA including the 76.9% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well.
     For the three months ended March 31, 2009, we sold approximately $8.0 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.7 million. This loss represented 7.9% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     During the three months ended March 31, 2009 net realized gains on investments were $1.8 million compared to net realized gains of $1,000 during the three months ended March 31, 2008. Net realized gains for the three months ended March 31, 2009 were principally due to mark to market increases in securities carried at market in accordance with SFAS 155 and SFAS 159 of approximately $2.3 million, offset somewhat by losses on the sale of certain securities.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the three months ended March 31, 2009, $13.1 million of the costs were deferred. Deferred policy acquisition costs totaled $27.1 million, or 28.2% of unearned premiums (net of reinsurance), at March 31, 2009.

     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Direct written premiums	$73,120	$76,214
Ceded written premiums	28,053	22,704

Net written premiums	$45,067	$53,510

Ceded written premiums as percentage of direct written premiums	38.4%	29.8%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Ceded written premiums	$28,053	$22,704
Ceded premiums earned	25,072	27,679
Losses and loss adjustment expenses ceded	17,608	14,893
Ceding commissions	6,666	10,866
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $8.3 million net cash paid for the three months ended March 31, 2009 compared to net cash paid of $10.5 million for the three months ended March 31, 2008.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On March 31, 2009, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On March 31, 2009, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On March 31, 2009 and December 31, 2008, FMFC had a net amount of recoverables from reinsurers of $198.7 million and $181.2 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to early adopt FSP FAS 115-2/124-2 effective March 31, 2009 as this standard would have no material impact on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to adopt FSP FAS 157-4 effective March 31, 2009 as this standard would not have a material impact on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect to adopt FSP FAS 107-1 and APB 28-1 effective March 31, 2009.
     We adopted the following accounting standards in the first quarter 2009, none of which had a material effect on the Company’s results of operations, financial position, or liquidity:
•	SFAS No. 141(R), “Business Combinations;”

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51;”

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities;”

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities;” and

•	FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION

By:	/s/ RICHARD H. SMITH Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA John A. Marazza
Executive Vice President and Chief Financial Officer

Date:	May 7, 2009

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith