Form 10-Q
period 2009-06-30
FIRST MERCURY FINANCIAL CORP
filed 2009-08-10
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (800) 762-6837
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, par value $0.01, outstanding on August 7, 2009 was 17,144,818.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS

Investments
Debt securities	$581,235	$495,799
Equity securities and other	27,008	15,089
Short-term	16,921	32,142

Total Investments	625,164	543,030
Cash and cash equivalents	23,574	31,833
Premiums and reinsurance balances receivable	58,504	56,398
Accrued investment income	6,327	5,400
Accrued profit sharing commissions	12,873	11,315
Reinsurance recoverable on paid and unpaid losses	150,819	135,617
Prepaid reinsurance premiums	54,207	48,921
Deferred acquisition costs	26,917	27,369
Intangible assets, net of accumulated amortization	38,201	39,351
Goodwill	25,483	25,483
Deferred federal income taxes	—	2,161
Other assets	23,625	16,775

Total Assets	$1,045,694	$943,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$426,908	$372,721
Unearned premium reserves	151,283	147,849
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	61,937	49,419
Premiums payable to insurance companies	31,519	27,831
Reinsurance payable on paid losses	1,196	1,167
Deferred federal income taxes	4,741	—
Accounts payable, accrued expenses, and other liabilities	14,259	16,016

Total Liabilities	758,856	682,016

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,558,483 and 17,836,337 shares	175	178
Paid-in-capital	158,426	161,957
Accumulated other comprehensive income (loss)	5,642	(3,027)
Retained earnings	123,874	103,028
Treasury stock; 93,600 and 33,600 shares	(1,279)	(499)

Total Stockholders’ Equity	286,838	261,637

Total Liabilities and Stockholders’ Equity	$1,045,694	$943,653

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$51,432	$46,559	$104,027	$90,130
Commissions and fees	9,577	7,086	16,471	11,139
Net investment income	7,132	5,216	13,566	10,064
Net realized gains (losses) on investments	9,644	(1,587)	11,437	(1,586)
Other-than-temporary impairment losses on investments (1)	(97)	(225)	(134)	(225)

Total Operating Revenues	77,688	57,049	145,367	109,522

Operating Expenses
Losses and loss adjustment expenses, net	35,463	25,732	65,956	49,177
Amortization of deferred acquisition expenses	13,600	9,096	26,930	17,310
Underwriting, agency and other expenses	9,526	11,615	18,750	17,598
Amortization of intangible assets	575	515	1,149	913

Total Operating Expenses	59,164	46,958	112,785	84,998

Operating Income	18,524	10,091	32,582	24,524
Interest Expense	1,417	1,476	2,833	2,940
Change in Fair Value of Derivative Instruments	(123)	(262)	(230)	174

Income From Continuing Operations Before Income Taxes	17,230	8,877	29,979	21,410
Income Taxes	5,621	2,641	9,689	6,540

Income From Continuing Operations	11,609	6,236	20,290	14,870
Income From Discontinued Operations, Net of Income Taxes	—	22,467	—	23,553

Net Income	$11,609	$28,703	$20,290	$38,423

Basic Net Income Per Share:
Income From Continuing Operations	$0.65	$0.34	$1.14	$0.82
Income From Discontinued Operations	—	1.23	—	1.29

Total	$0.65	$1.57	$1.14	$2.11

Diluted Net Income Per Share:
Income From Continuing Operations	$0.64	$0.33	$1.11	$0.79
Income From Discontinued Operations	—	1.18	—	1.25

Total	$0.64	$1.51	$1.11	$2.04

Weighted Average Shares Outstanding:
Basic	17,700,272	18,259,602	17,737,708	18,182,832

Diluted	18,042,484	18,943,262	18,075,668	18,803,719

(1)	2008 amounts were reclassified to conform to current period’s presentation.
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands, except share data)

Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	597	—	—	—	600
Stock-based compensation expense	—	1,026	—	—	—	1,026
Stock-based compensation excess tax benefits	—	1,135	—	—	—	1,135
Common stock repurchased and held in treasury	—	—	—	—	(499)	(499)
Comprehensive income:
Net income	—	—	—	38,423	—	38,423
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $1,609	—	—	(2,989)	—	—	(2,989)
Change in fair value of interest rate swap, net of tax of ($16)	—	—	29	—	—	29
Less reclassification adjustment for gains included in net income, net of tax of $3	—	—	(5)	—	—	(5)

Total other comprehensive loss	—	—	—	—	—	(2,965)

Total comprehensive income	—	—	—	—	—	35,458

Balance, June 30, 2008	$183	$168,594	$(1,788)	$100,610	$(499)	$267,100

Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	1,571	—	—	—	1,571
Stock-based compensation excess tax benefits	—	(21)	—	—	—	(21)
Common stock repurchased and held in treasury	—	—	—	—	(780)	(780)
Common stock repurchased and retired	(4)	(5,080)	—	—	—	(5,084)
Payment of shareholder dividend	—	—	—	(443)	—	(443)
Comprehensive income:
Net income	—	—	—	20,290	—	20,290
Cumulative effect of adoption of FSP FAS 115-2 at April 1, 2009	—	—	(999)	999	—	—
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax $257	—	—	(478)	—	—	(478)
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax ($5,822)	—	—	10,813	—	—	10,813
Change in fair value of interest rate swaps, net of tax of $84	—	—	(156)	—	—	(156)
Less reclassification adjustment for gains included in net income, net of tax of $275	—	—	(511)	—	—	(511)

Total other comprehensive income	—	—	—	—	—	9,668

Total comprehensive income	—	—	—	—	—	29,958

Balance, June 30, 2009	$175	$158,426	$5,642	$123,874	$(1,279)	$286,838

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$20,290	$38,423
Less: Income from discontinued operations	—	23,553

Income from continuing operations	20,290	14,870
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	1,969	1,656
Realized (gains) losses on investments	(11,437)	1,586
Other-than-temporary impairment losses on investments	134	225
Deferrals of acquisition costs, net	452	(7,595)
Deferred income taxes	6,902	(906)
Stock-based compensation expense	1,571	1,026
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(2,106)	(3,717)
Accrued investment income	(927)	(251)
Accrued profit sharing commissions	(1,558)	4,409
Reinsurance recoverable on paid and unpaid losses	(15,202)	(21,985)
Prepaid reinsurance premiums	(5,287)	5,122
Loss and loss adjustment expense reserves	54,187	47,647
Unearned premium reserves	3,434	14,914
Funds held under reinsurance treaties	12,518	6,723
Reinsurance payable on paid losses	28	(1,156)
Premiums payable to insurance companies	3,689	(2,437)
Other	(9,582)	(1,509)

Net Cash Provided By Operating Activities — Continuing Operations	59,075	58,622
Net Cash Provided By Operating Activities — Discontinued Operations	—	2,376

Net Cash Provided By Operating Activities — Total	59,075	60,998

Cash Flows From Investing Activities
Cost of short-term investments acquired	(156,301)	(291,974)
Proceeds from disposals of short-term investments	171,522	262,194
Cost of debt and equity securities acquired	(154,762)	(121,635)
Proceeds from debt and equity securities	78,535	69,863
Acquisition, net of cash acquired	—	(18,476)
Cost of fixed asset purchases	—	(543)

Net Cash Used In Investing Activities — Continuing Operations	(61,006)	(100,571)
Net Cash Provided By Investing Activities — Discontinued Operations	—	41,830

Net Cash Used In Investing Activities — Total	(61,006)	(58,741)

Cash Flows From Financing Activities
Stock issued on stock options exercised	—	600
Purchase of common stock	(5,084)	—
Payment of shareholder dividend	(443)	—
Cash retained from excess tax benefits	(21)	—
Purchase of treasury stock	(780)	(499)

Net Cash Provided By (Used In) Financing Activities	(6,328)	101

Net Increase (Decrease) In Cash and Cash Equivalents	(8,259)	2,358
Cash and Cash Equivalents, beginning of period	31,833	18,432

Cash and Cash Equivalents, end of period	$23,574	$20,790

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,734	$3,199
Income taxes	$4,750	$8,000
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
     Use of Estimates
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of intangible assets and goodwill.
     Recently Issued Accounting Standards
     On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No.162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “Accounting Standards Codification” (Codification) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). Once effective, all other nongrandfathered, non-SEC accounting literature not included in the Codification becomes nonauthoritative. SFAS 168 supersedes all existing, non-SEC accounting and reporting standards applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. As the Codification does not change GAAP, the Company does not expect SFAS 168 to have a material impact on its financial statements. Previous references to applicable literature via our disclosures will be updated with references to the new Codification sections after the effective date of this standard.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluate subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statements of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)
and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The provisions of FSP FAS 115-2/124-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2/124-2 in the second quarter of 2009 resulted in a $1.0 million increase in retained earnings, which was offset by a corresponding decrease in accumulated other comprehensive income (loss) of the same amount.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 in the second quarter of 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 is included in Note 11, “Fair Value Measurements” to the condensed consolidated financial statements.
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
     The operating results of discontinued operations included in the accompanying Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues	$—	$2,908	$—	$5,884
Income Before Income Taxes	$—	$1,620	$—	$3,533

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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)

Income from Continuing Operations	$11,609	$6,236	$20,290	$14,870
Income from Discontinued Operations	—	22,467	—	23,553

Net income as reported	11,609	28,703	20,290	38,423
Net income allocated to unvested restricted stock shares	(87)	(86)	(152)	(115)

Net income available to common	$11,522	$28,617	$20,138	$38,308

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,700,272	18,259,602	17,737,708	18,182,832

Dilutive effect of stock options	342,212	678,837	337,960	616,572
Dilutive effect of unvested restricted stock	—	4,823	—	4,315

Dilutive number of common and common equivalent shares outstanding	18,042,484	18,943,262	18,075,668	18,803,719

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.65	$0.34	$1.14	$0.82
Income from Discontinued Operations	—	1.23	—	1.29

Total	$0.65	$1.57	$1.14	$2.11

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.64	$0.33	$1.11	$0.79
Income from Discontinued Operations	—	1.18	—	1.25

Total	$0.64	$1.51	$1.11	$2.04

Anti-dilutive shares excluded from diluted net income per common share	1,103,688	932,188	1,103,688	932,188

     On January 1, 2009, we adopted FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 did not have a material impact on our reported earnings per share amounts.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at June 30, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$3,941	$161	$(1)	$4,101
Government agency mortgage-backed securities	93,058	3,429	(81)	96,406
Government agency obligations	1,018	38	—	1,056
Collateralized mortgage obligations and other asset-backed securities	87,040	2,368	(5,147)	84,261
Obligations of states and political subdivisions	194,413	7,336	(380)	201,369
Corporate bonds	136,225	6,060	(1,821)	140,464

Total Debt Securities	515,695	19,392	(7,430)	527,657
Preferred stocks	1,416	—	(271)	1,145
Short-term investments	16,921	—	—	16,921

Total	$534,032	$19,392	$(7,701)	$545,723

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

Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in a change in impairment losses reported in the consolidated financial statements.
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
5. INVESTMENTS — (Continued)
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
     Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.
     The table below represents the gross and net presentation of other-than-temporary impairment losses on investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Other-than-temporary impairment losses on investments:
Total losses	$(832)	$(225)	$(869)	$(225)
Portion of losses recognized in accumulated other comprehensive income	735	—	735	—

Other-than-temporary impairment losses on investments	(97)	(225)	(134)	(225)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS — (Continued)
     The following table presents a roll-forward of the credit component of other-than-temporary impairments (OTTI) on debt securities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in other comprehensive income for the period April 1, 2009 through June 30, 2009:

	April 1, 2009	Additions for	Additions for			June 30, 2009
	Cumulative	OTTI Securities	OTTI Securities		Adjustments to	Cumulative
	OTTI Credit	Where No Credit	Where Credit	Reductions Due	Book Value of	OTTI Credit
	Losses	Losses Were	Losses Have	to Sales or Intend/	Credit-Impaired	Losses
	Recognized for	Recognized Prior	Been Recognized	Required to Sell of Credit-	Securities due to	Recognized for
	Securities Still	to	Prior to	Impaired	Changes in Cash	Securities Still
	Held	April 1, 2009	April 1, 2009	Securities	Flows	Held
(Dollars in thousands)

Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$164	$97	$—	$—	$—	$261
All other corporate bonds	569	—	—	—	—	569

Total debt securities	$733	$97	$—	$—	$—	$830

     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at June 30, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$108	$(1)	$—	$—
Government agency mortgage-backed securities	17,200	(71)	281	(10)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	7,583	(316)	20,521	(4,831)
Obligations of states and political subdivisions	3,289	(71)	12,917	(309)
Corporate bonds	9,833	(78)	15,736	(1,743)

Total Debt Securities	38,013	(537)	49,455	(6,893)
Preferred Stocks	875	(35)	270	(236)

Total	$38,888	$(572)	$49,725	$(7,129)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS — (Continued)
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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the periods ended June 30, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized
Loss at
Sector	June 30, 2009
(Dollars in thousands)
Debt Securities
U.S. Treasuries	(1)
U.S. Agencies	—

U.S. government securities	(1)

Government agency mortgage-backed securities	(81)

Government agency obligations	—

MBS Passthroughs	(42)
CMOs	(1,462)
Asset Backed Securities	(577)
Commercial MBS	(3,066)

Collateralized mortgage obligations and other asset-backed securities	(5,147)

Obligations of states and political subdivisions	(380)

Corporate Bonds	(1,807)
High Yield Bonds	(14)

Corporate Bonds	(1,821)

Total Debt Securities	(7,430)
Preferred Stocks	(271)
Short-term investments	—

Total	$(7,701)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS — (Continued)
     At June 30, 2009, there were 169 unrealized loss positions with a total unrealized loss of $7.7 million. This represents approximately 1.2% of quarter end invested assets of $625.2 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of June 30, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, limited partnerships and equity is approximately 3.7 years. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities before maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
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
     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 8.0% as of June 30, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
	(Dollars in thousands)

Non Investment Grade	4.2%	$4,046	$1,102	27.2%	99.1%
Investment Grade	95.8	92,268	6,599	7.2	91.5

Total	100.0%	$96,314	$7,701	8.0%	92.6%

     The majority of these securities are “AAA” or “AA” rated. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The largest concentration of temporarily impaired securities is Commercial MBS at approximately 39.8% of the total unrealized loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Corporate Bonds at approximately 23.6% of the total unrealized loss. Within Corporate Bonds 88.0% are rated investment grade BBB or better, and their temporary impairment results primarily from the widening of credit spreads. The next highest concentration of temporarily impaired securities is CMOs at 19.0% of the total unrealized loss. Within CMOs 96.8% are rated AAA including the 79.8% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well.
     For the six months ended June 30, 2009, we sold approximately $3.3 million of market value of fixed income securities, excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.1 million. This realized loss represented 3.8% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
5. INVESTMENTS — (Concluded)
Hybrid Instruments
     As of June 30, 2009 and December 31, 2008, the market value of convertible securities accounted for as hybrid instruments was $58.9 million and $43.5 million, respectively. Convertible bonds and bond units had a market value of $52.4 million and $39.0 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. Convertible preferred stocks had a market value of $6.5 million and $4.5 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. The Company recorded an increase in the fair value of the hybrid instruments of $4.3 million and $6.9 million in Net realized gains on investments for the three and six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, there were no convertible securities that were not accounted for as hybrid instruments in accordance with SFAS 155.
Alternative Investments
     The Company has $10.0 million invested in a limited partnership, which invests in high yield convertible securities. An additional $2.0 million was invested during January 2009 for a total cost of $12.0 million. The market value of this investment was $10.0 million at June 30, 2009. In addition, the Company invested $5.0 million in another limited partnership, which invests in distressed structured finance products. An additional $5.0 million was invested during March 2009 for a total cost of $10.0 million. The market value of this investment was $10.5 million at June 30, 2009. The Company elected the fair value option for these investments in accordance with SFAS 159. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) on investments in the Condensed Consolidated Statements of Income. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheets.
6. INCOME TAXES
     At June 30, 2009 and December 31, 2008, FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require disclosure under FIN 48. Although the IRS is not currently examining any of our income tax returns, tax years 2005, 2006 and 2007 remain open and are subject to examination.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$400,152	$301,314	$372,721	$272,365
Less reinsurance recoverables	138,943	103,068	128,552	91,444

Net Balance, beginning of period	261,209	198,246	244,169	180,921

AUIC net reserves, date of acquisition	—	—	—	4,490

Incurred Related To
Current year	39,084	25,732	70,327	49,177
Prior years	(3,621)	—	(4,371)	—

Total Incurred	35,463	25,732	65,956	49,177

Paid Related To
Current year	3,533	2,004	4,439	2,338
Prior years	12,388	11,381	24,935	21,657

Total Paid	15,921	13,385	29,374	23,995

Net Balance	280,751	210,593	280,751	210,593
Plus reinsurance recoverables	146,157	113,909	146,157	113,909

Balance, end of period	$426,908	$324,502	$426,908	$324,502

8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Written Premiums
Direct	$77,892	$75,761	$151,012	$151,974
Assumed	4,629	4,153	9,387	9,146
Ceded	(29,079)	(27,673)	(57,132)	(50,376)

Net Written Premiums	$53,442	$52,241	$103,267	$110,744

Earned Premiums
Direct	$74,913	$69,571	$148,218	$138,224
Assumed	4,460	4,231	8,747	7,983
Ceded	(26,773)	(27,818)	(51,845)	(55,497)
Earned but unbilled premiums	(1,168)	575	(1,093)	(580)

Net Earned Premiums	$51,432	$46,559	$104,027	$90,130

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
(Unaudited)
8. REINSURANCE (Concluded)
ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $61.9 million and $49.4 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $22.6 million and $19.3 million at June 30, 2009 and 2008, respectively.
9. SHARE REPURCHASE PROGRAM
     The Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009. During the three and six months ended June 30, 2009, the Company repurchased 387,758 shares of common stock for $5.1 million at an average cost of $13.11 per share. As of June 30, 2009, the Company had 413,665 shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares. Subsequent to June 30, 2009, the Company repurchased the remaining 413,665 shares of common stock for $5.4 million at an average cost of $13.06 per share. These purchases fulfilled the remaining capacity of the Company’s 1.5 million share repurchase plan.
10. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,387 at June 30, 2009, however, on May 13, 2009, the Company adopted an amendment to the 1998 Plan prohibiting the issuance of any additional awards under the 1998 Plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company has reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. On May 13, 2009, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares authorized for issuance thereunder by 1,650,000 shares, which brings the total number of shares reserved under the Omnibus Plant to 3,150,000. All of the terms of the vesting or other restrictions will be determined by the Company’s Compensation Committee of the Board of Directors. The exercise price will not be less than the fair market value of the shares on the date of grant. During the three months ended June 30, 2009, the Company did not make any stock option grants under the Omnibus Plan. During the six months ended June 30, 2009, the Company granted 197,500 stock options and 93,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years commencing on March 5, 2010. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three and six months ended June 30, 2009, the Company granted 19,704 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. During the three and six months ended June 30, 2008, the Company granted 226,000 and 374,500 stock options, respectively, to employees and 30,500 and 45,500 shares of restricted stock, respectively, to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three months ended June 30, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation expense was recognized immediately. Shares available for future grants under the Omnibus Plan totaled 1,836,036 at June 30, 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS (Continued)
     The following table summarizes stock option activity for the six months ended June 30, 2009 and 2008.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Oustanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	374,500	16.38
Forfeited during the period	—	—	(12,700)	18.77
Exercised during the period	(302,575)	1.80	(3,300)	17.00
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2008	625,200	$2.50	932,188	$18.02

Oustanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	197,500	13.01
Forfeited during the period	—	—	(15,000)	18.78
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2009	431,050	$2.82	1,114,688	$17.05

Exercisable at:
June 30, 2008	625,200	$2.50	152,566	$18.80
June 30, 2009	431,050	2.82	453,125	18.26
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $4.7 million at June 30, 2009. There was $0.2 million of aggregate intrinsic value of options expected to vest under the Omnibus Plan at June 30, 2009.
     There were no stock options exercised during the three and six months ended June 30, 2009.
     The number of stock option awards outstanding and exercisable at June 30, 2009 by range of exercise prices was as follows:

	Options Outstanding				Options Exercisable
		Weighted-Average		Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining		Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	June 30, 2009	Contractual Life		Share	June 30, 2009	Share

1998 Plan
$1.51 - $1.95	319,125	3.60	Years	$1.71	319,125	$1.71
$4.86 - $6.49	111,925	1.30		5.97	111,925	5.97

Total	431,050	3.00		2.82	431,050	2.82

Omnibus Plan
$10.98 - $14.93	347,000	9.28	Years	$13.70	45,829	$14.93
$17.00 - $20.75	767,688	7.06		18.56	407,296	18.64

Total	1,114,688	7.75		17.05	453,125	18.26

     As of June 30, 2009, there was approximately $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
10. STOCK COMPENSATION PLANS (Concluded)
     The fair value of stock options granted during the six months ended June 30, 2009 and 2008 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2009	2008

Omnibus Plan
Expected term	6.0	6.0
Expected stock price volatility	41.11%	29.78%
Risk-free interest rate	2.16%	3.12%
Expected dividend yield	—	—
Estimated fair value per option	$5.53	$5.79
     The expected term of options was determined based on the simplified method from SEC Staff Accounting Bulletin 107 (“SAB 107”), as amended by Staff Accounting Bulletin 110 (“SAB 110”). Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group with consideration given to the Company’s historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. Prior to the second quarter of 2009, the Company had not paid dividends and therefore no expected dividend yield was included in the Black-Scholes option pricing model. In the future, expected dividend yield will be an assumption utilized in the Black-Scholes option pricing model.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively. The Company recognized stock-based compensation expense of $0.7 million and $1.0 million for the three and six months ended June 30, 2008, respectively.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2009. These securities were classified as Level 2 at June 30, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of June 30, 2009 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Available for sale investments:
Fixed maturity securities	$528,802	$4,101	$524,041	$660
Short-term investments	16,921	16,921	—	—
Hybrid securities	58,948	—	58,948	—
Alternative investments	20,493	—	10,520	9,973

Total	$625,164	$21,022	$593,509	$10,633

     Level 3 assets above include one asset-backed security collateralized by home equity loans with a market value of $0.6 million within fixed maturity securities. Liquidity remains extremely low in markets for non-agency residential mortgage-backed securities, especially those with ratings below AAA. This security’s market value was adjusted to a model price that assumed stressed default assumptions, which generated a 25.3% principal loss, and included a 8.0% discount rate. Also included within Level 3 assets is a $10.0 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed model.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
11. FAIR VALUE MEASUREMENTS (Concluded)

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Level 3 investments, beginning of period	$8,512	$6,282
Purchases	—	2,000
Increase in market value	2,121	2,351

Level 3 investments as of June 30, 2009	$10,633	$10,633

     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At June 30, 2009, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $21.9 million at June 30, 2009. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 15%, which was based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 5.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	June 30,
	2009	2008
	(Dollars in thousands)

Unrealized holding losses on securities having credit losses recognized in the condensed consolidated statements of income, net of tax	$(478)	$—
Unrealized holding gains (losses) on securities having no credit losses recognized in the condensed consolidated statements of income, net of tax	7,852	(1,193)
Fair value of interest rate swaps, net of tax	(1,732)	(595)

Total accumulated other comprehensive income (loss)	$5,642	$(1,788)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our estimates for accrued profit sharing commissions are based on loss ratio performance and could be reduced if the underlying loss ratios deteriorate; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 36 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and developed significant underwriting expertise and a cost-efficient infrastructure. Over the last nine years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
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
     Use of Estimates
     In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of intangible assets and goodwill.
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

     Our reserves for losses and loss adjustment expenses at June 30, 2009 and December 31, 2008, gross and net of ceded reinsurance were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Gross
Case reserves	$102,448	$91,057
IBNR and ULAE reserves	324,460	281,664

Total reserves	$426,908	$372,721

Net of reinsurance
Case reserves	$71,038	$62,497
IBNR and ULAE reserves	209,714	181,672

Total	$280,752	$244,169

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
     Commissions and Fees. Wholesale agency commissions and fee income from unaffiliated companies are earned at the effective date of the related insurance policies produced or as services are provided under the terms of the administrative and service provider contracts. Related commissions to retail agencies are concurrently expensed at the effective date of the related insurance policies produced. Profit sharing commissions due from certain insurance and reinsurance companies, based on losses and loss adjustment expense experience, are earned when determined in accordance with the applicable contract.
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which resulted in no material changes in valuation techniques we previously used to measure fair values. See Note 11 to the Condensed Consolidated Financial Statements for a more complete description. .Convertible securities were accounted for under FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) for the three and six months ended June 30, 2009 and 2008. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for under FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), for the three and six months ended June 30, 2009 and 2008.
     Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in a change in impairment losses reported in the consolidated financial statements.
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
     Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more-likely-than-not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more-likely-than-not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.
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

     Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     The following table summarizes our results for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$51,432	$46,559	10%
Commissions and fees	9,577	7,086	35
Net investment income	7,132	5,216	37
Net realized gains (losses) on investments	9,644	(1,587)	708
Other-than-temporary impairment losses on investments	(97)	(225)	57

Total Operating Revenues	77,688	57,049	36

Operating Expenses
Losses and loss adjustment expenses, net	35,463	25,732	38
Amortization of intangible assets	575	515	12
Other operating expenses	23,126	20,711	12

Total Operating Expenses	59,164	46,958	26

Operating Income	18,524	10,091	84
Interest Expense	1,294	1,214	7

Income From Continuing Operations Before Income Taxes	17,230	8,877	94
Income Taxes	5,621	2,641	113

Income From Continuing Operations	11,609	6,236	86
Income From Discontinued Operations, Net of Income Taxes	—	22,467	(100)

Net Income	$11,609	$28,703	(60)%

Loss Ratio	69.0%	55.3%	13.7 points
Underwriting Expense Ratio	30.9%	28.7%	2.2 points

Combined Ratio	99.9%	84.0%	15.9 points

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Written premiums
Direct	$77,892	$75,761	3%
Assumed	4,629	4,153	11
Ceded	(29,079)	(27,673)	5

Net written premiums	$53,442	$52,241	2%

Earned premiums
Direct	$74,913	$69,571	8%
Assumed	4,460	4,231	5
Ceded	(26,773)	(27,818)	(4)
Earned but unbilled premiums	(1,168)	575	(303)

Net earned premiums	$51,432	$46,559	10%

     Direct written premiums increased $2.1 million, or 3%, primarily due to increases in premium production from the Company’s Contract Underwriting and FM Emerald underwriting platforms offset somewhat by decreases in production from the Company’s Security and Specialty underwriting platforms during the three months ended June 30, 2009. Direct earned premiums increased $5.3 million in the three months ended June 30, 2009, or 8%, compared to the three months ended June 30, 2008.
     Assumed written premiums increased $0.5 million, or 11%, and assumed earned premiums increased $0.2 million, or 5%. The increase in assumed written premiums is primarily due to an increase in production for the admitted legal liability business.
     Ceded written premiums increased $1.4 million, or 5%, and ceded earned premiums decreased $1.0 million, or 4%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Ceded written premiums increased to 35.2% of direct and assumed written premiums during the second quarter of 2009 compared to 34.6% of direct and assumed written premiums during the second quarter of 2008 principally due to purchasing more quota share reinsurance during the second quarter of 2009 for the Company’s primary casualty business compared to the second quarter of 2008. The increase in quota share cessions was offset somewhat by lower cessions under our excess of loss treaties during the second quarter of 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008, which impacted the second quarter of 2009. Ceded earned premiums decreased primarily due to ceded written premiums continuing to be earned on the Company’s 2008 quota share reinsurance treaties.
     Earned but unbilled premiums decreased $1.7 million, or 303%, primarily due to the net earned premiums subject to audit during the three months ended June 30, 2009 decreasing compared to the net premiums earned subject to audit during the three months ended June 30, 2008.

     Commissions and Fees

	Three Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$1,360	$1,426	(5)%
Insurance services commissions and fees	8,217	5,660	45

Total commissions and fees	$9,577	$7,086	35%

     Insurance underwriting commissions and fees decreased 5% from the three months ended June 30, 2008 to the three months ended June 30, 2009. Insurance services commissions and fees, which were principally AMC income and not related to gross written premiums, increased $2.6 million, as the result of increased AMC commission and fee income of $0.9 million during the second quarter of 2009 compared to the second quarter of 2008 and the favorable settlement of a contingent commission adjustment due to an unaffiliated carrier for $1.3 million. In addition, commission income related to our workers’ compensation service program increased $0.4 million.
     Net Investment Income and Realized Gains (Losses) on Investments. During the three months ended June 30, 2009, net investment income was $7.1 million, a $1.9 million, or 37%, increase from $5.2 million reported for the three months ended June 30, 2008 primarily due to the increase in invested assets over the period. At June 30, 2009, invested assets were $625.2 million, a $100.9 million, or 19%, increase over $524.3 million of invested assets at June 30, 2008. This increase was due to cash flows from net written premiums, and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.7% and 4.0% at June 30, 2009 and 2008, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% and 4.7% at June 30, 2009 and 2008, respectively.
     During the three months ended June 30, 2009, net realized gains were $9.6 million compared to net realized losses of $1.6 million during the three months ended June 30, 2008. The second quarter 2009 net realized gains were due to the mark to market increase in securities carried at market in accordance with SFAS 155 and SFAS 159 during the three months ended June 30, 2009 of approximately $6.6 million and gains on the sale of certain securities of $3.0 million.
     Other-than-temporary Impairment Losses on Investments. During the three months ended June 30, 2009 other-than-temporary impairment losses on investments were $0.1 million compared to other-than-temporary impairment losses on investments of $0.2 million during the three months ended June 30, 2008.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $9.7 million, or 38%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 10% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, $2.4 million of storm-related losses experienced during the second quarter of 2009, and $5.2 million of higher than anticipated 2009 commercial property fire and other losses and loss adjustment expenses. Losses and loss adjustment expenses for the three months ended June 30, 2009 included approximately $3.6 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. Favorable development of $1.9 million in our security general liability classes in the 2006-2007 accident years and $1.5 million in our specialty general liability classes in the 2007 accident year was due to lower than expected claim frequency along with lower than expected severity. Net favorable development of $0.2 million in unallocated loss and loss adjustment expenses was recorded for the 2006-2007 accident years. There was no development of December 31, 2007 prior years’ loss and loss adjustment expense reserves for the three months ended June 30, 2008.

     Other Operating Expenses

	Three Months Ended
	June 30
	2009	2008	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$13,600	$9,096	50%
Ceded reinsurance commissions	(8,550)	(8,313)	3
Other underwriting and operating expenses	18,076	19,928	(9)

Other operating expenses	$23,126	$20,711	12%

     During the three months ended June 30, 2009, other operating expenses increased $2.4 million, or 12%, from the three months ended June 30, 2008. Amortization of deferred acquisition expenses increased by $4.5 million, or 50% due to the impact of purchasing less quota share reinsurance and increased acquisition expenses on new underwriting initiatives. Ceded reinsurance commissions increased $0.2 million, or 3%, principally due to the effect of purchasing approximately the same amount of quota share reinsurance during the second quarter of 2009 compared to the second quarter of 2008. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals decreased by $1.9 million, or 9%. The decrease was principally due to lower corporate expenses of $1.8 million, and a decrease of $0.1 million in general and underwriting expenses related to our insurance services operations.
     Interest Expense. Interest expense increased 7% from the three months ended June 30, 2008 compared to the three months ended June 30, 2009. This increase was primarily due to a $0.1 million increase in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 32.6% for the three months ended June 30, 2009 and 29.8% for the three months ended June 30, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the three months ended June 30, 2008, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes, and a gain on the sale of $21.4 million.

     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     The following table summarizes our results for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$104,027	$90,130	15%
Commissions and fees	16,471	11,139	48
Net investment income	13,566	10,064	35
Net realized gains (losses) on investments	11,437	(1,586)	(821)
Other-than-temporary impairment losses on investments	(134)	(225)	(40)

Total Operating Revenues	145,367	109,522	33

Operating Expenses
Losses and loss adjustment expenses, net	65,956	49,177	34
Amortization of intangible assets	1,149	913	26
Other operating expenses	45,680	34,908	31

Total Operating Expenses	112,785	84,998	33

Operating Income	32,582	24,524	33
Interest Expense	2,603	3,114	(16)

Income From Continuing Operations Before Income Taxes	29,979	21,410	40
Income Taxes	9,689	6,540	48

Income From Continuing Operations	20,290	14,870	36
Income From Discontinued Operations, Net of Income Taxes	—	23,553	(100)

Net Income	$20,290	$38,423	(47)%

Loss Ratio	63.4%	54.6%	8.8 points
Underwriting Expense Ratio	30.6%	25.1%	5.5 points

Combined Ratio	94.0%	79.7%	14.3 points

     Operating Revenue
     Net Earned Premiums

	Six Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Written premiums
Direct	$151,012	$151,974	(1)%
Assumed	9,387	9,146	3
Ceded	(57,132)	(50,376)	13

Net written premiums	$103,267	$110,744	(7)%

Earned premiums
Direct	$148,218	$138,224	7%
Assumed	8,747	7,983	10
Ceded	(51,845)	(55,497)	(7)
Earned but unbilled premiums	(1,093)	(580)	88

Net earned premiums	$104,027	$90,130	15%

     Direct written premiums decreased $1.0 million, or 1%, primarily due to decreases in premium production from the Company’s Security and Specialty underwriting platforms offset somewhat by increases in production from the Company’s FM Emerald and Contract Underwriting platforms during the six months ended June 30, 2009. Direct earned premiums increased $10.0 million in the six months ended June 30, 2009, or 7%, compared to the six months ended June 30, 2008.
     Assumed written premiums increased $0.2 million, or 3%, and assumed earned premiums increased $0.8 million, or 10%. The increase in assumed written premiums is primarily due to an increase in production for the admitted legal liability business.
     Ceded written premiums increased $6.8 million, or 13%, and ceded earned premiums decreased $3.7 million, or 7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Ceded written premiums increased to 36% of direct and assumed written premiums during the second quarter of 2009 compared to 31% of direct and assumed written premiums during the second quarter of 2008 principally due to purchasing more quota share reinsurance during the second quarter of 2009 for the Company’s primary casualty business compared to the second quarter of 2008. The increase in quota share cessions was offset somewhat by lower cessions under our excess of loss treaties during the second quarter of 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008. Ceded earned premiums decreased primarily due to ceded written premiums continuing to be earned on the Company’s 2008 quota share reinsurance treaties.
     Earned but unbilled premiums decreased $0.5 million, or 88%, primarily due to the net earned premiums subject to audit during the six months ended June 30, 2009 decreasing compared to the net premiums earned subject to audit during the six months ended June 30, 2008.

     Commissions and Fees

	Six Months Ended
	June 30,
	2009	2008	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$2,717	$2,755	(1)%
Insurance services commissions and fees	13,754	8,384	64

Total commissions and fees	$16,471	$11,139	48%

     Insurance underwriting commissions and fees were flat from the six months ended June 30, 2008 to the six months ended June 30, 2009. Insurance services commissions and fees, which were principally AMC income and not related to gross written premiums, increased $5.4 million, as the result of six months of commission and fee income during the second half of 2009 compared to five months during the second half of 2008, the favorable settlement of a contingent adjustment due to an unaffiliated carrier for $1.3 million, and $0.9 million increase in commission income related to our workers’ compensation service program.
     Net Investment Income and Realized Gains (Losses) on Investments. During the six months ended June 30, 2009, net investment income was $13.6 million, a $3.5 million, or 35%, increase from $10.1 million reported for the six months ended June 30, 2008 primarily due to the increase in invested assets over the period. At June 30, 2009, invested assets were $625.2 million, a $100.9 million, or 19%, increase over $524.3 million of invested assets at June 30, 2008. This increase was due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.7% and 4.0% at June 30, 2009 and 2008, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% and 4.7% at June 30, 2009 and 2008, respectively.
     During the six months ended June 30, 2009, net realized gains were $11.4 million compared to net realized losses of $1.6 million during the six months ended June 30, 2008. The second quarter 2009 net realized gains were principally due to the mark to market increase in securities carried at market in accordance with SFAS 155 and SFAS 159 during the six months ended June 30, 2009 of approximately $8.8 million and gains on the sale of certain securities of $2.6 million.
     Other-than-temporary Impairment Losses on Investments. During the six months ended June 30, 2009 other-than-temporary impairment losses on investments were $0.1 million compared to other-than-temporary impairment losses on investments of $0.2 million during the six months ended June 30, 2008.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $16.8 million, or 34%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 15% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, $2.4 million of storm-related losses experienced during the second quarter of 2009, and $5.2 million of higher than anticipated 2009 commercial property fire and other losses and loss adjustment expenses. Losses and loss adjustment expenses for the six months ended June 30, 2009 included approximately $4.4 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. Favorable development of $1.9 million in our Security general liability classes in 2006-2007 accident years and $2.3 million in our Specialty general liability classes in the 2006-2007 accident years was due to lower than expected claim frequency and lower than expected severity. Net favorable development of $0.2 million in unallocated loss and loss adjustment expenses was recorded for the 2006-2007 accident years. There was no development of December 31, 2007 prior years’ loss and loss adjustment expense reserves for the six months ended June 30, 2008.

Other Operating Expenses

	Six Months Ended
	June 30
	2009	2008	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$26,930	$17,310	56%
Ceded reinsurance commissions	(16,427)	(16,795)	(2)
Other underwriting and operating expenses	35,177	34,393	2

Other operating expenses	$45,680	$34,908	31%

     During the six months ended June 30, 2009, other operating expenses increased $10.8 million, or 31%, from the six months ended June 30, 2008. Amortization of deferred acquisition expenses increased by $9.6 million, or 56% due to the impact of purchasing less quota share reinsurance and increased acquisition expenses on new underwriting initiatives. Ceded reinsurance commissions decreased $0.4 million, or 2%, principally due to the effect of purchasing more quota share reinsurance during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and lower ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $0.8 million, or 2%. The increase was principally due to an increase of $2.0 million in general and underwriting expenses related to our insurance services operations principally due to having six months of AMC results compared to five months during the six months ended June 30, 2008 due to the closing of the AMC acquisition on February 1, 2008, and a decrease in corporate expenses of $2.8 million during the six months ended June 30, 2009.
     Interest Expense. Interest expense decreased 16% from the six months ended June 30, 2008 compared to the six months ended June 30, 2009. This decrease was primarily due to a $0.5 million decrease in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 32.3% for the six months ended June 30, 2009 and 30.5% for the six months ended June 30, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2008, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes, and the gain on the sale of ARPCO of $21.4 million.
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
Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$59,075	$58,622
Operating activities — discontinued operations	—	2,376
Investing activities — continuing operations	(61,006)	(100,571)
Investing activities — discontinued operations	—	41,830
Financing activities	(6,328)	101

Change in cash and cash equivalents	$(8,259)	$2,358

     Net cash provided by operating activities from continuing operations for the six months ended June 30, 2009 and 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the six months ended June 30, 2009 and 2008 were retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2008 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     Net cash used in investing activities from continuing operations for the six months ended June 30, 2009 primarily resulted from our net investment in short-term, debt and equity securities. Net cash used in investing activities from continuing operations for the six months ended June 30, 2008 primarily resulted from our net investment in short-term, debt and equity securities, and for the acquisition of AMC.
     Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2008 was from cash received on the sale of ARPCO less cash disbursed for transaction costs.
     Net cash used in financing activities for the six months ended June 30, 2009 was primarily from the purchase of common stock under the Company’s Share Repurchase Plan (Note 9), the payment of the shareholders’ dividend, and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan.
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

     Stockholders’ Equity
     Our total stockholders’ equity was $286.8 million, or $16.34 per outstanding share, as of June 30, 2009 compared to $261.6 million, or $14.67 per outstanding share, as of December 31, 2008. Our tangible stockholders’ equity attributable to common shareholders was $236.2 million, or $13.45 per outstanding share, as of June 30, 2009 compared to $210.2 million, or $11.79 per outstanding share as of December 31, 2008. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common shareholders:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands,
	except share and per share data)

Total stockholders’ equity	$286,838	$261,637
Intangible assets, net	(38,201)	(39,351)
Deferred tax liability — intangible assets, net	12,997	13,399
Goodwill	(25,483)	(25,483)

Tangible stockholders’ equity attributable to common shareholders	$236,151	$210,202

Common shares outstanding	17,558,483	17,836,337

Book value per share	$16.34	$14.67

Tangible book value per share	$13.45	$11.79

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At June 30, 2009, the three month LIBOR rate was 0.60%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At June 30, 2009, there were no borrowings under the agreement. We are not required to comply with the financial-related covenants until we borrow under the credit facility. However, at June 30, 2009, the Company was in compliance with all of the covenants related to the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $65.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In June 2009, the Company entered into two new interest rate swap agreements to replace the swaps expiring in August of 2009. Both of these new swap agreements expire in August 2014; under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under the two swap agreements which expire in August 2009, we pay interest at a fixed rate of 4.12%; under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all five swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At June 30, 2009, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At June 30, 2009, our investments had a market value of $625.2 million and consisted of the following investments:

	June 30, 2009
	Market	% of
	Value	Portfolio
	(Dollars in thousands)

Short Term Investments	$16,921	2.7%
U.S. Treasuries	4,101	0.7%
U.S. Agencies	1,056	0.2%
Municipal Bonds	201,369	32.3%
Corporate Bonds	122,759	19.6%
High Yield Bonds	17,705	2.8%
MBS Passthroughs	60,315	9.6%
CMOs	46,215	7.4%
Asset Backed Securities	23,258	3.7%
Commercial MBS	50,879	8.1%
Convertible Securities	58,948	9.4%
High Yield Convertible Fund	9,973	1.6%
Structured Finance Fund	10,520	1.7%
Preferred Stocks	1,145	0.2%
Common Stocks	—	0.0%

Total	$625,164	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at June 30, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	13.8%
One to two years	14.3%
Two to three years	16.4%
Three to four years	14.2%
Four to five years	14.4%
Five to seven years	9.5%
More than seven years	17.4%

Total	90.5%

     The effective duration of the portfolio as of June 30, 2009 is approximately 3.4 years and the taxable equivalent duration is 3.1 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.7 years and 3.3 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.7% at June 30, 2009 and 4.0% at June 30, 2008. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% at June 30, 2009 and 4.7% at June 30, 2008.

     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of AA- at June 30, 2009. The fixed income portfolio had a weighted average credit quality of AA at June 30, 2009. The majority of the investments rated BBB and below are convertible securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of June 30, 2009 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	47.6%
AA	17.2%
A	15.5%
BBB	10.6%
BB	4.9%
B	0.8%
C	0.1%
CCC	1.6%
NR	1.7%

Total	100.0%

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
     At June 30, 2009, the Company held CMO’s classified as available-for-sale with a fair value of $46.2 million. Approximately 80.0% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at June 30, 2009, the Company held $59.5 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $50.9 million, of which 88.9% are pre-2006 vintage, at June 30, 2009. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 42.7% and comprised mainly of super senior structures. The average loan to value at origination was 67.7%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $0.1 million and $1.3 million at June 30, 2009, respectively. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at June 30, 2009 was BB.
     The Company’s fixed maturity investment portfolio at June 30, 2009 included securities issued by numerous municipalities with a total carrying value of $201.4 million. Approximately $21.4 million, or 10.6%, were pre-refunded (escrowed with Treasuries). Approximately $101.5 million, or 50.4%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the monolines, results in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AAA to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $101.5 million of insured municipal securities in the Company’s investment portfolio at June 30, 2009, 99.0% were rated at A- or above, and approximately 78.5% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA+ at June 30, 2009. The

Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $23.6 million at June 30, 2009.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at June 30, 2009 by major security type were as follows:

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Market Value
		(Dollars in thousands)

Debt Securities
U.S. government securities	$3,941	$161	$(1)	$4,101
Government agency mortgage-backed securities	93,058	3,429	(81)	96,406
Government agency obligations	1,018	38	—	1,056
Collateralized mortgage obligations and other asset-backed securities	87,040	2,368	(5,147)	84,261
Obligations of states and political subdivisions	194,413	7,336	(380)	201,369
Corporate bonds	136,225	6,060	(1,821)	140,464

Total Debt Securities	515,695	19,392	(7,430)	527,657
Preferred stocks	1,416	—	(271)	1,145
Short-term investments	16,921	—	—	16,921

Total	$534,032	$19,392	$(7,701)	$545,723

     At June 30, 2009, there were 169 unrealized loss positions with a total unrealized loss of $7.7 million. This represents approximately 1.2% of quarter end invested assets of $625.2 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of June 30, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, limited partnerships and equity is approximately 3.7 years. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities before maturity in the event that interest rates do not decline from current levels. In light of our significant growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.

     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at June 30, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Debt Securities
U.S. government securities	$108	$(1)	$—	$—
Government agency mortgage-backed securities	17,200	(71)	281	(10)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	7,583	(316)	20,521	(4,831)
Obligations of states and political subdivisions	3,289	(71)	12,917	(309)
Corporate bonds	9,833	(78)	15,736	(1,743)

Total Debt Securities	38,013	(537)	49,455	(6,893)
Preferred Stocks	875	(35)	270	(236)

Total	$38,888	$(572)	$49,725	$(7,129)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the year ended June 30, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized Loss
Sector	at June 30, 2009
(Dollars in thousands)
Short Term Investments	$—
U.S. Treasuries	(1)
U.S. Agencies	—
Municipal Bonds	(380)
Corporate Bonds	(1,807)
High Yield Bonds	(14)
MBS Passthroughs	(105)
CMOs	(1,480)
Asset Backed Securities	(577)
Commercial MBS	(3,066)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(271)
Common Stocks	—

$(7.701)

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
     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 8.0% as of June 30, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	4.2%	$4,046	$1,102	27.2%	99.1%
Investment Grade	95.8	92,268	6,599	7.2	91.5

Total	100.0%	$96,314	$7,701	8.0%	92.6%

     The majority of these securities are “AAA” or “AA” rated. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The largest concentration of temporarily impaired securities is Commercial MBS at approximately 39.8% of the total loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Corporate Bonds at approximately 23.6% of the total loss. Within Corporate Bonds 88.0% are rated investment grade BBB or better, and their temporary impairment results primarily from the widening of credit spreads. The next highest concentration of temporarily impaired securities is CMOs at 19.2% of the total loss. Within CMOs 96.8% are rated AAA including the 79.8% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well.
     For the six months ended June 30, 2009, we sold approximately $3.3 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.1 million. This loss represented 3.8% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     During the six months ended June 30, 2009 net realized gains on investments were $11.4 million compared to net realized losses of $1.6 million during the six months ended June 30, 2008. Net realized gains for the six months ended June 30, 2009 were principally due to mark to market increases in securities carried at market in accordance with SFAS 155 and SFAS 159 of approximately $8.8 million, offset somewhat by losses on the sale of certain securities.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the six months ended June 30, 2009, $27.1 million of the costs were deferred. Deferred policy acquisition costs totaled $26.9 million, or 27.7% of unearned premiums (net of reinsurance), at June 30, 2009.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the three months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Direct written premiums	$151,012	$151,974
Ceded written premiums	57,132	50,376

Net written premiums	$93,880	$101,598

Ceded written premiums as percentage of direct written premiums	37.8%	33.1%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Ceded written premiums	$57,132	$50,376
Ceded premiums earned	51,845	55,497
Losses and loss adjustment expenses ceded	37,507	29,347
Ceding commissions	14,183	19,716
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $12.8 million net cash paid for the six months ended June 30, 2009 compared to net cash paid of $22.3 million for the six months ended June 30, 2008.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On June 30, 2009, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On June 30, 2009, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

     On June 30, 2009 and December 31, 2008, FMFC had a net amount of recoverables from reinsurers of $201.6 million and $181.2 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No.162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “Accounting Standards Codification” (Codification) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). Once effective, all other nongrandfathered, non-SEC accounting literature not included in the Codification becomes nonauthoritative. SFAS 168 supersedes all existing, non-SEC accounting and reporting standards applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. As the Codification does not change GAAP, the Company does not expect SFAS 168 to have a material impact on its financial statements. Previous references to applicable literature via our disclosures will be updated with references to the new Codification sections.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluate subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2/124-2 in the second quarter of 2009 resulted in a $1.0 million increase in retained earnings which was offset by a corresponding decrease in accumulated other comprehensive income (loss) of the same amount.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 in the second quarter of 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 is included in Note 11, “Fair Value Measurements” to the condensed consolidated financial statements.

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
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2008, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.5 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 18, 2009.
     During the three months ended June 30, 2009, the Company repurchased 387,758 shares of common stock for $5.1 million at an average cost of $13.11 per share. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price as	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share (or	Announced Plans or	Under the Plan or
Month	Purchased	Unit)	Programs	Programs

April	—	$—	—	801,423
May	186,405	12.99	186,405	615,018
June	201,353	13.23	201,353	413,665

Total	387,758	$13.11	387,758	413,665

Item 4. Submission of Matters to a Vote of Security Holders
     On May 13, 2009, the Company held its annual meeting of stockholders at which stockholders:
(i)	elected to the Board of Directors of First Mercury Financial Corporation two class II directors; and

(ii)	approved the amendment and restatement of the First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) to increase the number of shares authorized for issuance thereunder by 1,650,000 shares (which will bring the total number of shares reserved under the Omnibus Plan to 3,150,000) and to made certain other changes to the Omnibus Plan; and

(iii)	approved the Omnibus Plan for purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code, as amended; and

(iv)	ratified the appointment of BDO Seidman, LLP as independent registered public accounting firm of the Company for the year ending December 31, 2009.
     Voting results were as follows:
(i)

Director Nominee	Votes For	Votes Withheld

Thomas B. Kearney	8,102,001	9,456,387
William C. Tyler	16,749,127	809,261
(ii)

	For	Against	Abstain	Non Votes

Approve amendment and restatement of Omnibus Plan:	13,389,414	3,659,992	2,961	506,021

(iii)

	For	Against	Abstain
Approve Omnibus Plan for purposes of complying with Section 162(m):	17,148,241	405,741	4,406
(iv)

	For	Against	Abstain

Ratification of appointment of BDO Seidman, LLP	17,480,335	62,142	15,911
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

Date: August 10, 2009

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