Form 10-Q
period 2009-09-30
FIRST MERCURY FINANCIAL CORP
filed 2009-11-09
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
     The number of shares of Common Stock, par value $0.01, outstanding on November 6, 2009 was 17,174,906.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS

Investments
Debt securities	$631,033	$495,799
Equity securities and other	32,224	15,089
Short-term	10,754	32,142

Total Investments	674,011	543,030
Cash and cash equivalents	16,205	31,833
Premiums and reinsurance balances receivable	52,468	56,398
Accrued investment income	5,940	5,400
Accrued profit sharing commissions	13,841	11,315
Reinsurance recoverable on paid and unpaid losses	167,802	135,617
Prepaid reinsurance premiums	59,784	48,921
Deferred acquisition costs	26,310	27,369
Intangible assets, net of accumulated amortization	37,642	39,351
Goodwill	25,483	25,483
Deferred federal income taxes	—	2,161
Other assets	23,771	16,775

Total Assets	$1,103,257	$943,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$448,265	$372,721
Unearned premium reserves	150,655	147,849
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	67,093	49,419
Premiums payable to insurance companies	31,363	27,831
Reinsurance payable on paid losses	1,179	1,167
Deferred federal income taxes	14,504	—
Accounts payable, accrued expenses, and other liabilities	15,713	16,016

Total Liabilities	795,785	682,016

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,174,906 and 17,836,337 shares	172	178
Paid-in-capital	153,752	161,957
Accumulated other comprehensive income (loss)	16,306	(3,027)
Retained earnings	139,090	103,028
Treasury stock; 130,600 and 33,600 shares	(1,848)	(499)

Total Stockholders’ Equity	307,472	261,637

Total Liabilities and Stockholders’ Equity	$1,103,257	$943,653

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$51,512	$49,092	$155,539	$139,222
Commissions and fees	7,445	4,757	23,916	15,896
Net investment income	7,540	5,571	21,105	15,635
Net realized gains (losses) on investments (1)	13,766	(7,128)	25,204	(8,714)
Other-than-temporary impairment losses on investments (1)	(292)	(3,476)	(426)	(3,701)

Total Operating Revenues	79,971	48,816	225,338	158,338

Operating Expenses
Losses and loss adjustment expenses, net	30,345	27,537	96,301	76,713
Amortization of deferred acquisition expenses	13,960	10,798	40,889	28,107
Underwriting, agency and other expenses	10,169	8,999	28,919	26,599
Amortization of intangible assets	559	553	1,709	1,466

Total Operating Expenses	55,033	47,887	167,818	132,885

Operating Income	24,938	929	57,520	25,453
Interest Expense	1,446	1,440	4,278	4,380
Change in Fair Value of Derivative Instruments	(171)	(64)	(401)	110

Income (Loss) From Continuing Operations Before Income Taxes	23,663	(447)	53,643	20,963
Income Taxes	8,018	(948)	17,707	5,592

Income From Continuing Operations	15,645	501	35,936	15,371
Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(447)	—	23,106

Net Income	$15,645	$54	$35,936	$38,477

Basic Net Income Per Share:
Income From Continuing Operations	$0.90	$0.03	$2.03	$0.84
Income (Loss) From Discontinued Operations	—	(0.02)	—	1.27

Total	$0.90	$0.01	$2.03	$2.11

Diluted Net Income Per Share:
Income From Continuing Operations	$0.89	$0.03	$1.99	$0.82
Income (Loss) From Discontinued Operations	—	(0.02)	—	1.23

Total	$0.89	$0.01	$1.99	$2.05

Weighted Average Shares Outstanding:
Basic	17,144,077	18,206,904	17,537,754	18,190,915

Diluted	17,486,020	18,726,246	17,877,126	18,778,070

(1)	2008 amounts were reclassified to conform to current period’s presentation.
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)
Balance, January 1, 2008	$180	$165,836	$1,177	$62,187	$—	$229,380
Exercise of stock options	3	597	—	—	—	600
Stock-based compensation expense	—	1,602	—	—	—	1,602
Stock-based compensation excess tax benefits	—	1,135	—	—	—	1,135
Common stock repurchased and held in treasury	—	—	—	—	(499)	(499)
Common stock repurchased and retired	(2)	(3,221)	—	—	—	(3,223)
Comprehensive income:
Net income	—	—	—	38,477	—	38,477
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $5,750	—	—	(10,678)	—	—	(10,678)
Change in fair value of interest rate swap, net of tax of $35	—	—	(65)	—	—	(65)
Less reclassification adjustment for losses included in net income, net of tax of ($1,251)	—	—	2,323	—	—	2,323

Total other comprehensive loss	—	—	—	—	—	(8,420)

Total comprehensive income	—	—	—	—	—	30,057

Balance, September 30, 2008	$181	$165,949	$(7,243)	$100,664	$(499)	$259,052

Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Exercise of stock options	1	8	—	—	—	9
Stock-based compensation expense	—	2,288	—	—	—	2,288
Stock-based compensation excess tax benefits	—	(21)	—	—	—	(21)
Common stock repurchased and held in treasury	—	—	—	—	(1,349)	(1,349)
Common stock repurchased and retired	(8)	(10,479)	—	—	—	(10,487)
Payment of shareholder dividend	—	—	—	(873)	—	(873)
Comprehensive income:
Net income	—	—	—	35,936	—	35,936
Cumulative effect of adoption of FASB ASC 320-10 at April 1, 2009	—	—	(999)	999	—	—
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax $422	—	—	(783)	—	—	(783)
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax ($12,377)	—	—	22,986	—	—	22,986
Change in fair value of interest rate swaps, net of tax of $268	—	—	(498)	—	—	(498)
Less reclassification adjustment for gains included in net income, net of tax of $739	—	—	(1,373)	—	—	(1,373)

Total other comprehensive income	—	—	—	—	—	20,332

Total comprehensive income	—	—	—	—	—	56,268

Balance, September 30, 2009	$172	$153,752	$16,306	$139,090	$(1,848)	$307,472

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$35,936	$38,477
Less: Income from discontinued operations	—	23,106

Income from continuing operations	35,936	15,371
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	3,051	2,549
Realized (gains) losses on investments	(25,204)	8,714
Other-than-temporary impairment losses on investments	426	3,701
Deferrals of acquisition costs, net	1,060	(10,073)
Deferred income taxes	5,716	(6,011)
Stock-based compensation expense	2,288	1,602
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	3,930	5,740
Accrued investment income	(540)	(353)
Accrued profit sharing commissions	(2,526)	4,649
Reinsurance recoverable on paid and unpaid losses	(32,185)	(36,330)
Prepaid reinsurance premiums	(10,863)	4,234
Loss and loss adjustment expense reserves	75,544	79,395
Unearned premium reserves	2,806	16,506
Funds held under reinsurance treaties	17,674	9,757
Reinsurance payable on paid losses	12	(3,236)
Premiums payable to insurance companies	3,532	(1,206)
Other	(14,051)	(3,297)

Net Cash Provided By Operating Activities — Continuing Operations	66,606	91,712
Net Cash Provided By Operating Activities — Discontinued Operations	—	1,928

Net Cash Provided By Operating Activities — Total	66,606	93,640

Cash Flows From Investing Activities
Cost of short-term investments acquired	(238,579)	(425,261)
Proceeds from disposals of short-term investments	259,966	410,493
Cost of debt and equity securities acquired	(215,156)	(207,143)
Proceeds from debt and equity securities	121,256	113,138
Acquisition, net of cash acquired	—	(18,869)
Cost of fixed asset purchases	—	(543)

Net Cash Used In Investing Activities — Continuing Operations	(72,513)	(128,185)
Net Cash Provided By Investing Activities — Discontinued Operations	—	41,830

Net Cash Used In Investing Activities — Total	(72,513)	(86,355)

Cash Flows From Financing Activities
Stock issued on stock options exercised	9	600
Purchase of common stock	(10,487)	—
Payment of shareholder dividend	(873)	—
Cash used for excess tax benefits	(21)	—
Purchase of treasury stock	(1,349)	(3,722)
Net borrowings under credit facility	3,000	—

Net Cash Used In Financing Activities	(9,721)	(3,122)

Net Increase (Decrease) In Cash and Cash Equivalents	(15,628)	4,163
Cash and Cash Equivalents, beginning of period	31,833	18,432

Cash and Cash Equivalents, end of period	$16,205	$22,595

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,137	$4,559
Income taxes	$8,100	$18,400
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
     Recently Issued Accounting Standards
     On July 1, 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles” which established the “Accounting Standards Codification” (ASC) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). All other nongrandfathered, non-SEC accounting literature not included in the ASC is deemed nonauthoritative. The ASC supersedes all existing, non-SEC accounting and reporting standards applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC is effective for interim and annual reporting periods ending after September 15, 2009. As the ASC reorganizes GAAP literature but does not change GAAP, the implementation of the ASC did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It provides direction for the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluate subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.
     In April 2009, the FASB issued new accounting guidance for the recognition and presentation of other-than-temporary-impairments on investments. The new guidance modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statements of Income and the amount related to all other factors will be reported in Accumulated other comprehensive income. It also requires the presentation of other-than-temporary impairments

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)
separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, the new guidance is intended to enhance the existing disclosure requirements for other-than-temporary impairment and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The adoption of the new guidance in the second quarter of 2009 resulted in a $1.0 million increase in Retained Earnings, which was offset by a corresponding decrease in Accumulated other comprehensive income (loss) of the same amount.
     In April 2009, the FASB issued new accounting guidance pertaining to the determination of fair value of assets and liabilities when volume and activity level have significantly decreased and for transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of this guidance in the second quarter of 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued new accounting guidance which requires disclosures about the fair value of financial instruments in interim and annual financial statements. The adoption of this guidance in the second quarter of 2009 is included in Note 11, “Fair Value Measurements” to the condensed consolidated financial statements.
     During the first quarter of 2009, the Company adopted various accounting standards related to business combinations, noncontrolling interests in consolidated financial statements, disclosures about derivative instruments and hedging activities, participating securities and undistributed earnings and fair value measurements and disclosures. The adoption of the new standards did not have a material effect on the Company’s results of operations, financial position, or liquidity.
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
     The results of operations of AMC and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated excess of the purchase price over the net tangible and intangible assets acquired of $13.4 million was recorded as goodwill in the amount of $25.5 million. We have completed the valuations of certain tangible and intangible assets acquired with the new business and have finalized the allocation of the excess of the purchase price over the net assets acquired. The acquired goodwill is not expected to be deductible for income tax purposes and has been allocated to AMC as a reporting unit.

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
     The operating results of discontinued operations included in the accompanying Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Revenues	$—	$—	$—	$5,884
Income Before Income Taxes	$—	$—	$—	$3,533

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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Income from Continuing Operations	$15,645	$501	$35,936	$15,371
Income from Discontinued Operations	—	(447)	—	23,106

Net income as reported	15,645	54	35,936	38,477
Net income allocated to unvested restricted stock shares	(141)	(0)	(316)	(154)

Net income available to common	$15,504	$54	$35,620	$38,323

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,144,077	18,206,904	17,537,754	18,190,915

Dilutive effect of stock options	341,943	516,236	339,372	580,948
Dilutive effect of unvested restricted stock	—	3,106	—	6,207

Dilutive number of common and common equivalent shares outstanding	17,486,020	18,726,246	17,877,126	18,778,070

Basic Net Income Per Common Share:
Income from Continuing Operations	$0.90	$0.03	$2.03	$0.84
Income from Discontinued Operations	—	(0.02)	—	1.27

Total	$0.90	$0.01	$2.03	$2.11

Diluted Net Income Per Common Share:
Income from Continuing Operations	$0.89	$0.03	$1.99	$0.82
Income from Discontinued Operations	—	(0.02)	—	1.23

Total	$0.89	$0.01	$1.99	$2.05

Anti-dilutive shares excluded from diluted net income per common share	1,112,688	932,188	1,112,688	932,188

     On January 1, 2009, we adopted new FASB accounting guidance which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on our reported earnings per share amounts.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at September 30, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
		(Dollars in thousands)
Debt Securities
U.S. government securities	$3,776	$146	$—	$3,922
Government agency mortgage-backed securities	101,160	4,491	(8)	105,643
Government agency obligations	989	39	—	1,028
Collateralized mortgage obligations and other asset-backed securities	109,734	5,176	(2,996)	111,914
Obligations of states and political subdivisions	189,101	11,661	(60)	200,702
Corporate bonds	137,912	11,317	(700)	148,529

Total Debt Securities	542,672	32,830	(3,764)	571,738
Preferred stocks	1,416	50	(193)	1,273
Short-term investments	10,754	—	—	10,754

Total	$554,842	$32,880	$(3,957)	$583,765

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

Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment (OTTI) losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in a change in impairment losses reported in the consolidated financial statements.
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
(Unaudited)
5. INVESTMENTS — (Continued)
context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers, which is directed and monitored by our investment committee. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.
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
     The table below represents the gross and net presentation of other-than-temporary impairment losses on investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Other-than-temporary impairment losses on investments:
Total losses	$(761)	$(3,476)	$(1,631)	$(3,701)
Portion of losses recognized in accumulated other comprehensive income	469	—	1,205	—

Other-than-temporary impairment losses on investments	$(292)	$(3,476)	$(426)	$(3,701)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS – (Continued)
     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Consolidated Statements of Income for which a portion of the OTTI was recognized in other comprehensive income for the period July 1, 2009 through September 30, 2009:

		Additions for
		OTTI	Additions for		Adjustments	September 30,
	July 1, 2009	Securities	OTTI		to Book	2009
	Cumulative	Where No	Securities	Reductions Due	Value of	Cumulative
	OTTI Credit	Credit Losses	Where Credit	to Sales or	Credit-	OTTI Credit
	Losses	Were	Losses Have	Intend/Required	Impaired	Losses
	Recognized	Recognized	Been	to Sell of	Securities due	Recognized
	for Securities	Prior to	Recognized Prior to	Credit-Impaired	to Changes in	for Securities
	Still Held	July 1, 2009	July 1, 2009	Securities	Cash Flows	Still Held
	(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$261	$40	$252	$—	$—	$553
All other corporate bonds	569	—	—	—	—	569

Total debt securities	$830	$40	$252	$—	$—	$1,122

     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Consolidated Statements of Income for which a portion of the OTTI was recognized in other comprehensive income for the period April 1, 2009 (the effective date of the new accounting guidance in ASC 320-10) through September 30, 2009:

		Additions for
		OTTI	Additions for		Adjustments	September 30,
	April 1, 2009	Securities	OTTI		to Book	2009
	Cumulative	Where No	Securities	Reductions Due	Value of	Cumulative
	OTTI Credit	Credit Losses	Where Credit	to Sales or	Credit-	OTTI Credit
	Losses	Were	Losses Have	Intend/Required	Impaired	Losses
	Recognized	Recognized	Been	to Sell of	Securities due	Recognized
	for Securities	Prior to	Recognized Prior to	Credit-Impaired	to Changes in	for Securities
	Still Held	April 1, 2009	April 1, 2009	Securities	Cash Flows	Still Held
	(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$164	$389	$—	$—	$—	$553
All other corporate bonds	569	—	—	—	—	569

Total debt securities	$733	$389	$—	$—	$—	$1,122

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS – (Continued)
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at September 30, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	1,680	(1)	194	(7)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	6,351	(262)	14,157	(2,734)
Obligations of states and political subdivisions	—	—	3,645	(60)
Corporate bonds	1,252	(1)	8,542	(699)

Total Debt Securities	9,283	(264)	26,538	(3,500)
Preferred Stocks	—	—	313	(193)

Total	$9,283	$(264)	$26,851	$(3,693)

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS – (Continued)
     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the periods ended September 30, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the level of interest rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Unrealized
Loss at
Sector	September 30, 2009
(Dollars in thousands)
Debt Securities
U.S. Treasuries	$—
U.S. Agencies	—

U.S. government securities	—

Government agency mortgage-backed securities	(8)

Government agency obligations	—

MBS Passthroughs	(23)
CMOs	(1,331)
Asset Backed Securities	(631)
Commercial MBS	(1,011)

Collateralized mortgage obligations and other asset-backed securities	(2,996)

Obligations of states and political subdivisions	(60)

Corporate Bonds	(700)
High Yield Bonds	—

Corporate Bonds	(700)

Total Debt Securities	(3,764)

Preferred Stocks	(193)
Short-term investments	—

Total	$(3,957)

     At September 30, 2009, there were 108 unrealized loss positions with a total unrealized loss of $4.0 million. This represents approximately 0.7% of quarter end available-for-sale assets of $583.8 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of September 30, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.6 years. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities before maturity. In light of our growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities, we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS – (Continued)
     The table below illustrates the breakdown of impaired securities by investment grade and non-investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 9.9% as of September 30, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	19.0%	$7,615	$1,859	24.4%	98.7%
Investment Grade	81.0	32,477	2,098	6.5	88.5

Total	100.0%	$40,092	$3,957	9.9%	93.3%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.9 million of unrealized loss within non-investment grade, CMOs accounted for 43.0% of this loss. Within CMOs 80.2% were collateralized by prime loans with the balance in Alt-A and sub-prime. The next highest percent of the loss within non-investment grade were Alt-A and sub-prime home equity asset-backed securities at 33.9% of the loss. The remaining portion of the loss, or 23.1% within non-investment grade was a financial corporate issue rated BB+ by Standard and Poors. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 33.6% of the total loss. Within CMOs, 72.4% are rated AAA, including the 60.4% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Commercial MBS at approximately 25.5% of the total loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Corporate Bonds at approximately 17.7% of the total loss. Within Corporate Bonds 98.6% are rated investment grade or better, and their temporary impairment results primarily from the widening of credit spreads.
     For the nine months ended September 30, 2009, we sold approximately $4.8 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 3.3% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
Hybrid Instruments
     As of September 30, 2009 and December 31, 2008, the market value of convertible securities accounted for as hybrid instruments was $66.1 million and $43.5 million, respectively. Convertible bonds and bond units had a market value of $58.0 million and $39.0 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. Convertible preferred stocks had a market value of $8.1 million and $4.5 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. The Company recorded an increase in the fair value of the hybrid instruments of $9.3 million and $16.1 million in Net realized gains on investments for the three and nine months ended September 30, 2009. As of September 30, 2009 and December 31, 2008, there were no convertible securities that were not accounted for as hybrid instruments in accordance with FASB ASC guidance.
Alternative Investments
     The Company has $12.0 million invested in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $12.3 million at September 30, 2009. In addition, the Company invested $10.0 million in another limited partnership, which invests in distressed structured finance products. The market value of this investment was $11.8 million at September 30, 2009. The Company elected the fair value option for these investments in accordance with FASB ASC guidance. The change in fair value of these investments is allocated between Net investment income and Net realized gains (losses) on investments in the Condensed Consolidated Statements of Income. For the three months ended September 30, 2009, the Company recorded $0.4 million in Net investment income and $12.4 million in Net realized gains (losses) on investments related to these alternative

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. INVESTMENTS – (Concluded)
investments. For the nine months ended September 30, 2009, the Company recorded $1.4 million in Net investment income and $21.1 million in Net realized gains (losses) on investments related to these alternative investments. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheets.
6. INCOME TAXES
     At September 30, 2009 and December 31, 2008, current FASB accounting guidance, which clarifies accounting for uncertainty in income taxes recognized in an entity’s financial statements, did not have an impact on our financial position or results of operations, and we have taken no tax positions which would require additional disclosure. Although the IRS is not currently examining any of our income tax returns, tax years 2006, 2007 and 2008 remain open and are subject to examination.
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
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Balance, beginning of period	$426,908	$324,502	$372,721	$272,365
Less reinsurance recoverables	146,157	113,909	128,552	91,444

Net Balance, beginning of period	280,751	210,593	244,169	180,921

AUIC net reserves, date of acquisition	—	—	—	4,490

Incurred Related To
Current year	31,645	32,382	101,972	81,558
Prior years	(1,300)	(4,845)	(5,671)	(4,845)

Total Incurred	30,345	27,537	96,301	76,713

Paid Related To
Current year	6,461	4,010	10,900	6,348
Prior years	13,266	7,273	38,201	28,929

Total Paid	19,727	11,283	49,101	35,277

Net Balance	291,369	226,847	291,369	226,847
Plus reinsurance recoverables	156,896	129,403	156,896	129,403

Balance, end of period	$448,265	$356,250	$448,265	$356,250

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Written Premiums
Direct	$77,607	$72,746	$228,619	$224,720
Assumed	4,201	4,253	13,588	13,399
Ceded	(35,483)	(27,453)	(92,615)	(77,828)

Net Written Premiums	$46,325	$49,546	$149,592	$160,291

Earned Premiums
Direct	$77,907	$70,985	$226,125	$209,208
Assumed	4,529	4,422	13,276	12,405
Ceded	(29,907)	(26,566)	(81,752)	(82,063)
Earned but unbilled premiums	(1,017)	251	(2,110)	(328)

Net Earned Premiums	$51,512	$49,092	$155,539	$139,222

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
     The Company’s 2009 and 2008 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $67.1 million and $49.4 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $22.8 million and $20.2 million at September 30, 2009 and 2008, respectively.
9. SHARE REPURCHASE PROGRAM
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the three months ended September 30, 2009, the Company did not repurchase any shares of common stock under the August 2009 share repurchase plan. As of September 30, 2009, the Company had 1.0 million shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
     The Company’s prior share repurchase program, announced in August 2008, originally authorized the repurchase of up to 1.5 million shares of the Company’s outstanding common stock. During the three months ended September 30, 2009, the Company repurchased the remaining 413,665 shares of common stock for $5.4 million at an average cost of $13.06 per share. These purchases fulfilled the remaining capacity of the Company’s 1.5 million share repurchase plan.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (as amended, the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,387 at September 30, 2009, however, on May 13, 2009, the Company adopted an amendment to the 1998 Plan prohibiting the issuance of any additional awards under the 1998 Plan.
     The First Mercury Financial Corporation Omnibus Incentive Plan of 2006 (the “Omnibus Plan”) was established October 16, 2006. The Company reserved 1,500,000 shares of its common stock for future granting of stock options, stock appreciation rights (“SAR”), restricted stock, restricted stock units (“RSU”), deferred stock units (“DSU”), performance shares, performance cash awards, and other stock or cash awards to employees and non-employee directors at any time prior to October 15, 2016. On May 13, 2009, the Company’s stockholders approved the amendment and restatement of the Omnibus Plan to increase the number of shares authorized for issuance thereunder by 1,650,000 shares, which brings the total number of shares reserved under the Omnibus Plan to 3,150,000. All of the terms of awards made under the Omnibus Plan, including vesting and other restrictions are determined by the Compensation Committee of the Company’s Board of Directors. The exercise price of any stock option will not be less than the fair market value of the shares on the date of grant.
     During the three months ended September 30, 2009, the Company granted 25,000 stock options and 25,000 shares of restricted stock to employees under the Omnibus Plan. During the nine months ended September 30, 2009, the Company granted 222,500 stock options and 118,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock awarded during such period vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the nine months ended September 30, 2009, the Company granted 19,704 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. During the three months ended September 30, 2008, the Company did not make any stock option grants under the Omnibus Plan. During the nine months ended September 30, 2008, the Company granted 374,500 stock options to employees. During the three and nine months ended September 30, 2008, the Company granted 10,000 and 55,500 shares of restricted stock, respectively, to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation is recognized over the expected vesting period of the stock options and shares of restricted stock. During the nine months ended September 30, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but were not transferable for one year after the grant date, and stock-based compensation expense was recognized immediately. Shares available for future grants under the Omnibus Plan totaled 1,860,036 at September 30, 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. STOCK COMPENSATION PLANS (Continued)
     The following table summarizes stock option activity for the nine months ended September 30, 2009 and 2008.

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Oustanding at January 1, 2008	927,775	$2.24	573,688	$19.10
Granted during the period	—	—	374,500	16.38
Forfeited during the period	(5,088)	4.86	(12,700)	18.77
Exercised during the period	(302,575)	1.80	(3,300)	17.00
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2008	620,112	$2.49	932,188	$18.02

Oustanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	222,500	13.04
Forfeited during the period	—	—	(42,000)	16.71
Exercised during the period	(5,088)	1.62	—	—
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2009	425,962	$2.83	1,112,688	$17.00

Exercisable at:
September 30, 2008	620,112	$2.49	152,566	$18.80
September 30, 2009	425,962	2.83	447,793	18.27
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $4.5 million at September 30, 2009. There was $0.1 million of aggregate intrinsic value of options expected to vest under the Omnibus Plan at September 30, 2009.
     The total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2009.
     The number of stock option awards outstanding and exercisable at September 30, 2009 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	September 30, 2009	Contractual Life	Share	September 30, 2009	Share
1998 Plan
$1.51 - $1.95	314,037	3.37 Years	$1.71	314,037	$1.71
$4.86 - $6.49	111,925	1.05	5.97	111,925	5.97

Total	425,962	2.76	2.83	425,962	2.83

Omnibus Plan
$10.98 - $14.93	361,000	9.07 Years	$13.69	45,829	$14.93
$17.00 - $20.75	751,688	6.77	18.59	401,964	18.65

Total	1,112,688	7.52	17.00	447,793	18.27

     As of September 30, 2009, there was approximately $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. STOCK COMPENSATION PLANS (Concluded)
     The fair value of stock options granted during the nine months ended September 30, 2009 and 2008 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Omnibus Plan
Expected term	6.0	6.0
Expected stock price volatility	41.64%	29.78%
Risk-free interest rate	2.22%	3.12%
Expected dividend yield	0.08%	—
Estimated fair value per option	$5.57	$5.79
     The expected term of options was determined based on the simplified method per FASB accounting guidance for stock compensation. Expected stock price volatility was based on an average of the volatility factors utilized by companies within the Company’s peer group with consideration given to the Company’s historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively. The Company recognized stock-based compensation expense of $0.6 million and $1.6 million for the three and nine months ended September 30, 2008, respectively.
11. FAIR VALUE MEASUREMENTS
     Our available-for-sale investment portfolio consists of fixed maturity and equity securities and short-term investments, and is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets in accordance with FASB accounting guidance for investments in debt and equity securities. The change in the fair value of these investments is recorded as a component of Other comprehensive income (loss).
     We adopted the FASB guidance for the fair value option related to financial instruments effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. On January 1, 2008, we elected not to measure any eligible items using the fair value option in accordance with the FASB guidance. We believe the current accounting is appropriate for our available-for-sale investments as we have the intent and ability to hold our investments, therefore, this standard did not have any impact on our consolidated financial condition or results of operations on the adoption date.
     We also adopted the FASB guidance on fair value measurements and disclosures effective January 1, 2008. This standard defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, or “market approach” as defined by the FASB guidance. The implementation of this standard did not have any impact on our consolidated financial condition or results of operations; however, it resulted in expanded disclosures about securities measured at fair value, as discussed below.
     The FASB guidance established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The estimated fair values of the Company’s fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. Approximately 95.0% of the

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. FAIR VALUE MEASUREMENTS (Continued)
Company’s fixed income security prices are obtained from the independent pricing service. The prices provided by this service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices, except as otherwise disclosed. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service, and has controls in place to validate that amounts provided represent fair values, consistent with this standard. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service, a review of specific securities and an assessment for proper classification within the fair value hierarchy. The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2009. These securities were classified as Level 2 at September 30, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of September 30, 2009 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$573,011	$3,922	$569,089	$—
Short-term investments	10,754	10,754	—	—
Hybrid securities	66,131	—	66,131	—
Alternative investments	24,115	—	11,814	12,301

Total	$674,011	$14,676	$647,034	$12,301

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. FAIR VALUE MEASUREMENTS (Concluded)
     Level 3 assets above include a $12.3 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed pricing model as follows. If a security is listed on a recognized exchange, it shall be valued at the last sale price or the average of the highest current independent bid and lowest current independent offer for the security if there is not a reported transaction in the security on that day. If a security is traded over the counter, it shall be valued at the average of the highest current independent bid and lowest current independent offer reported upon the closing of trading on that day. If the market for a security exists predominantly through a limited number of market makers, the General Partner shall attain the bid and offer for the security made by at least two market makers in the security. The security shall then be valued at the mid-point of the quote that, under the circumstances and in the good faith judgment of the General Partner, represents the fair value of the security. Notwithstanding the foregoing, upon a good faith determination by the General Partner that the application of such rules does not properly reflect a security’s fair market value, then such security shall be valued at fair value as determined in good faith by the General Partner on the basis of all relevant facts and circumstances. All records with regard to valuation shall be retained by the Partnership. All determinations of values by the General Partner shall be final and conclusive as to all Partners. With respect to securities denominated in currencies other than the U.S. dollar, the value of such securities shall be converted to U.S. dollars upon the close of each month by utilizing the spot currency exchange rate as set forth by Bloomberg Financial Services (or such other source deemed appropriate by the General Partner). As of September 30, 2009, 9.2% of the reported market value of this limited partnership was valued by a good faith judgment of the General Partner and the balance by observable market inputs.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Level 3 investments, beginning of period	$10,633	$6,282
Purchases	—	2,000
Transfer to Level 2	(660)	(660)
Increase in market value	2,328	4,679

Level 3 investments as of September 30, 2009	$12,301	$12,301

     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company uses quoted market prices to estimate fair value and includes the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At September 30, 2009, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $29.3 million at September 30, 2009. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 10.5%, which was based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 5.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	September 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding losses on securities having credit losses recognized in the condensed consolidated statements of income, net of tax	$(1,782)	$—
Unrealized holding gains (losses) on securities having no credit losses recognized in the condensed consolidated statements of income, net of tax	20,163	(6,559)
Fair value of interest rate swaps, net of tax	(2,075)	(684)

Total accumulated other comprehensive income (loss)	$16,306	$(7,243)

13. INSURANCE REGULATION
     In September 2009, First Mercury Insurance Company (“FMIC”) and CoverX Corporation (“CoverX”) received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include First Mercury Emerald Insurance Services, Inc. (“Emerald”). Although the Pleadings seek to revoke CoverX’s and Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as those risks are produced by CoverX and Emerald personnel located outside the State of California. The Pleadings also assert a right to seek monetary penalties, but no demand for payment has been made. FMIC, CoverX and Emerald have denied the allegations in the Pleadings, and CoverX and Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.

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
     CoverX produces and underwrites insurance policies for which we retain risk and receive premiums. As a wholesale insurance broker, CoverX markets our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX also provides underwriting services with respect to the insurance policies it markets in that it reviews the applications submitted for insurance coverage, decides whether to accept all or part of the coverage requested and determines applicable premiums, all in a manner consistent with and within parameters defined by underwriting or binding authority guidelines established by FMIC or other non-affiliated insurers on whose behalf CoverX is producing business. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers.
     FM Emerald produces commercial lines business on primarily an excess and surplus lines basis for CoverX via a producer agreement. FM Emerald markets insurance products for CoverX through a nationwide network of wholesale and retail insurance brokers who then distribute these products through retail insurance brokers.
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
     GAAP and Non-GAAP Financial Performance Metrics
     Throughout this report, we present our operations in the way we believe will be most meaningful, useful, and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP (generally accepted accounting principles in the United States of America) presentation of net income and certain statutory reporting information, we show certain non-GAAP financial and other performance measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are gross written premiums, net written premiums, and combined ratio.
     Following is a list of performance measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations:
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

     Our reserves for losses and loss adjustment expenses at September 30, 2009 and December 31, 2008, gross and net of ceded reinsurance were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Gross
Case reserves	$107,137	$91,057
IBNR and ULAE reserves	341,128	281,664

Total reserves	$448,265	$372,721

Net of reinsurance
Case reserves	$73,651	$62,497
IBNR and ULAE reserves	217,718	181,672

Total	$291,369	$244,169

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
     Investments
     Our marketable investment securities, including money market accounts held in our investment portfolio, are classified as available-for-sale and, as a result, are reported at market value. Effective January 1, 2008, we adopted the accounting guidance for fair value measurements and disclosures which resulted in no material changes in valuation techniques we previously used to measure fair values. See Note 11 to the Condensed Consolidated Financial Statements for a more complete description. Convertible securities were accounted for under the accounting guidance for hybrid securities for the three and nine months ended September 30, 2009 and 2008. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. These alternative investments are accounted for in accordance with FASB guidance for the fair value option of financial instruments for the three and nine months ended September 30, 2009 and 2008.
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
     As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers which is directed and monitored by our investment committee. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.
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
     Goodwill and Intangible Assets
     In accordance with the accounting guidance for goodwill and intangible assets that are not subject to amortization, these intangible assets shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill shall consist of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. The impairment test for intangible assets shall consist of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying amount of the goodwill or intangible assets exceeds their fair value, an impairment loss shall be recognized in an amount equal to that excess.
     In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The following table summarizes our results for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$51,512	$49,092	5%
Commissions and fees	7,445	4,757	57
Net investment income	7,540	5,571	35
Net realized gains (losses) on investments	13,766	(7,128)	293
Other-than-temporary impairment losses on investments	(292)	(3,476)	92

Total Operating Revenues	79,971	48,816	64

Operating Expenses
Losses and loss adjustment expenses, net	30,345	27,537	10
Amortization of intangible assets	559	553	1
Other operating expenses	24,129	19,797	22

Total Operating Expenses	55,033	47,887	15

Operating Income	24,938	929	2,584
Interest Expense	1,275	1,376	(7)

Income (Loss) From Continuing Operations Before Income Taxes	23,663	(447)	5,394
Income Taxes	8,018	(948)	946

Income From Continuing Operations	15,645	501	3,023
Income (Loss) From Discontinued Operations, Net of Income Taxes	—	(447)	n/m

Net Income	$15,645	$54	28,872%

Loss Ratio	58.9%	56.1%	2.8 points
Underwriting Expense Ratio	33.6%	30.2%	3.4 points

Combined Ratio	92.5%	86.3%	6.2 points

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Written premiums
Direct	$77,607	$72,746	7%
Assumed	4,201	4,253	(1)
Ceded	(35,483)	(27,453)	29

Net written premiums	$46,325	$49,546	(7)%

Earned premiums
Direct	$77,907	$70,985	10%
Assumed	4,529	4,422	2
Ceded	(29,907)	(26,566)	13
Earned but unbilled premiums	(1,017)	251	(505)

Net earned premiums	$51,512	$49,092	5%

     Direct written premiums increased $4.9 million, or 7%, primarily due to increases in premium production from the Company’s Professional Liability and FM Emerald platforms partially offset by decreases in production from the Company’s Security and Specialty underwriting platforms during the three months ended September 30, 2009. Direct earned premiums increased $6.9 million in the three months ended September 30, 2009, or 10%, compared to the three months ended September 30, 2008.
     Assumed written and assumed earned premiums were approximately flat.
     Ceded written premiums increased $8.0 million, or 29%, and ceded earned premiums increased $3.3 million, or 13%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Ceded written premiums increased to 43.4% of direct and assumed written premiums during the third quarter of 2009 compared to 35.7% of direct and assumed written premiums during the third quarter of 2008 principally due to purchasing more quota share reinsurance during the third quarter of 2009 for the Company’s primary casualty business compared to the third quarter of 2008. The increase in quota share cessions was partially offset by lower cessions under our excess of loss treaties during the third quarter of 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008, which impacted the third quarter of 2009.
     Earned but unbilled premiums decreased $1.3 million, or 505%, primarily due to the net earned premiums subject to audit during the three months ended September 30, 2009 decreasing compared to the net premiums earned subject to audit during the three months ended September 30, 2008.

     Commissions and Fees

	Three Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,272	$(619)	305%
Insurance services commissions and fees	6,173	5,376	15

Total commissions and fees	$7,445	$4,757	57%

     Insurance underwriting commissions and fees increased 305% from the three months ended September 30, 2008 to the three months ended September 30, 2009, principally due to a non-recurring $1.8 million negative profit sharing commission on a fronted program recorded during the three months ended September 30, 2008. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, increased $0.8 million, as the result of increased AMC commission and fee income of $0.5 million during the third quarter of 2009 compared to the third quarter of 2008. In addition, commission income related to our workers’ compensation service program increased $0.3 million.
     Net Investment Income and Realized Gains (Losses) on Investments. During the three months ended September 30, 2009, net investment income was $7.5 million, a $2.0 million, or 35%, increase from $5.6 million reported for the three months ended September 30, 2008 primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At September 30, 2009, invested assets were $674.0 million, a $139.8 million, or 26%, increase over $534.2 million of invested assets at September 30, 2008. This increase was due to cash flows from net written premiums, and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 5.0% and 4.0% at September 30, 2009 and 2008, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.5% and 4.8% at September 30, 2009 and 2008, respectively.
     During the three months ended September 30, 2009, net realized gains were $13.8 million compared to net realized losses of $7.1 million during the three months ended September 30, 2008. The third quarter 2009 net realized gains were due to the mark to market increase in securities carried at market of approximately $12.4 million and gains on the sale of certain securities of $2.3 million, partially offset by the losses on the sale of certain securities. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values change with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany these positions. The value of these components in the limited partnership change in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-than-temporary Impairment Losses on Investments. During the three months ended September 30, 2009 other-than-temporary impairment losses on investments were $0.3 million compared to other-than-temporary impairment losses on investments of $3.5 million during the three months ended September 30, 2008. The decrease in other-than-temporary impairment losses on investments is primarily attributable to the stabilization of the capital markets.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $2.8 million, or 10%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 5% increase in net earned premiums and an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, partially offset by favorable claims trends for the current and prior accident years. Losses and loss adjustment expenses for the three months ended September 30, 2009 included approximately $1.3 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves in our Specialty general liability classes in the 2007 accident year due to lower than expected claim frequency along with lower than expected severity. Losses and loss adjustment expenses for the three months ended September 30, 2008 included approximately $4.8 million in favorable development of December 31, 2007 prior years’ loss and loss adjustment expense reserves and $2.9 million from the impact of Hurricane Ike. The $4.8 million in net favorable development included $6.0 million in our Specialty general liability classes in the 2007 accident year due to favorable claims trends, unfavorable development of $1.4 million in our Contract Underwriting liability classes in accident years 2005 through 2007 due to higher than expected severity in the 2006 and 2007 accident years reduced by lower than expected severity in the 2005 accident year and net favorable development of $0.2 million in unallocated loss and loss adjustment expenses for the 2005 through 2007 accident years.

     Other Operating Expenses

	Three Months Ended
	September 30
	2009	2008	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$13,960	$10,798	29%
Ceded reinsurance commissions	(8,340)	(7,164)	16
Other underwriting and operating expenses	18,509	16,163	15

Other operating expenses	$24,129	$19,797	22%

     During the three months ended September 30, 2009, other operating expenses increased $4.3 million, or 22%, from the three months ended September 30, 2008. Amortization of deferred acquisition expenses increased by $3.2 million, or 29% due to increased acquisition expenses on new underwriting initiatives and the impact of purchasing less quota share reinsurance in 2008, partially offset by purchasing more quota share reinsurance in 2009. Ceded reinsurance commissions increased $1.2 million, or 16%, principally due to the effect of purchasing more quota share reinsurance during the third quarter of 2009 compared to the third quarter of 2008. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals increased by $2.3 million, or 15%. The increase was principally due to higher commissions and other acquisition costs of $1.1 million, higher corporate expenses of $1.0 million, and an increase of $0.2 million in general and underwriting expenses related to our insurance services operations, which are unrelated to premiums.
     Interest Expense. Interest expense decreased 7% from the three months ended September 30, 2008 compared to the three months ended September 30, 2009. This decrease was primarily due to a $0.1 million decrease in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 33.9% for the three months ended September 30, 2009 and -212.1% for the three months ended September 30, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest. The increase in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a lower portion of overall pretax income for the three months ended September 30, 2009 compared to the same period of 2008.
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

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The following table summarizes our results for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$155,539	$139,222	12%
Commissions and fees	23,916	15,896	50
Net investment income	21,105	15,635	35
Net realized gains (losses) on investments	25,204	(8,714)	389
Other-than-temporary impairment losses on investments	(426)	(3,701)	88

Total Operating Revenues	225,338	158,338	42

Operating Expenses
Losses and loss adjustment expenses, net	96,301	76,713	26
Amortization of intangible assets	1,709	1,466	17
Other operating expenses	69,808	54,706	28

Total Operating Expenses	167,818	132,885	26

Operating Income	57,520	25,453	126
Interest Expense	3,877	4,490	(14)

Income From Continuing Operations Before Income Taxes	53,643	20,963	156
Income Taxes	17,707	5,592	217

Income From Continuing Operations	35,936	15,371	134
Income From Discontinued Operations, Net of Income Taxes	—	23,106	n/m

Net Income	$35,936	$38,477	(7)%

Loss Ratio	61.9%	55.1%	6.8 points
Underwriting Expense Ratio	31.6%	26.9%	4.7 points

Combined Ratio	93.5%	82.0%	11.5 points

     Operating Revenue
     Net Earned Premiums

	Nine Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Written premiums
Direct	$228,619	$224,720	2%
Assumed	13,588	13,399	1
Ceded	(92,615)	(77,828)	19

Net written premiums	$149,592	$160,291	(7)%

Earned premiums
Direct	$226,125	$209,208	8%
Assumed	13,276	12,405	7
Ceded	(81,752)	(82,063)	(0)
Earned but unbilled premiums	(2,110)	(328)	543

Net earned premiums	$155,539	$139,222	12%

     Direct written premiums increased $3.9 million, or 2%, primarily due to increases in production from the Company’s FM Emerald, Professional Liability and Contract Underwriting platforms offset by decreases in premium production from the Company’s Security and Specialty underwriting platforms during the nine months ended September 30, 2009. Direct earned premiums increased $16.9 million in the nine months ended September 30, 2009, or 8%, compared to the nine months ended September 30, 2008.
     Assumed written premiums were approximately flat and assumed earned premiums increased $0.9 million, or 7%.
     Ceded written premiums increased $14.8 million, or 19%, and ceded earned premiums decreased $0.3 million, or less than 1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Ceded written premiums increased to 38.2% of direct and assumed written premiums during the nine months ended September 30, 2009 compared to 32.7% of direct and assumed written premiums during the nine months ended September 30, 2008 principally due to purchasing more quota share reinsurance during the nine months ended September 30, 2009 for the Company’s primary casualty business compared to the same period of 2008. The increase in quota share cessions was partially offset by lower cessions under our excess of loss treaties during the nine months ended September 30, 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008, which impacted the nine months ended September 30, 2009.
     Earned but unbilled premiums decreased $1.8 million, or 543%, primarily due to the net earned premiums subject to audit during the nine months ended September 30, 2009 decreasing compared to the net premiums earned subject to audit during the nine months ended September 30, 2008.

     Commissions and Fees

	Nine Months Ended
	September 30,
	2009	2008	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$3,989	$2,136	87%
Insurance services commissions and fees	19,927	13,760	45

Total commissions and fees	$23,916	$15,896	50%

     Insurance underwriting commissions and fees increased $1.9 million, or 87%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009. This increase was primarily due to a non-recurring $1.8 million negative profit sharing commission on a fronted program recorded during the nine months ended September 30, 2008. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, increased $6.2 million, as the result of nine months of commission and fee income during the period ended September 30, 2009 compared to eight months during the period ended September 30, 2008, the favorable settlement of a contingent adjustment due to an unaffiliated carrier for $1.3 million, and $1.3 million increase in commission income related to our workers’ compensation service program.
     Net Investment Income and Realized Gains (Losses) on Investments. During the nine months ended September 30, 2009, net investment income was $21.1 million, a $5.5 million, or 35%, increase from $15.6 million reported for the nine months ended September 30, 2008 primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At September 30, 2009, invested assets were $674.0 million, a $139.8 million, or 26%, increase over $534.2 million of invested assets at September 30, 2008. This increase was due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 5.0% and 4.0% at September 30, 2009 and 2008, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.5% and 4.8% at September 30, 2009 and 2008, respectively.
     During the nine months ended September 30, 2009, net realized gains were $25.2 million compared to net realized losses of $8.7 million during the nine months ended September 30, 2008. The nine months ended September 30, 2009 net realized gains were principally due to the mark to market increase in securities carried at market of approximately $21.1 million and gains on the sale of certain securities of $5.9 million, partially offset by the losses on the sale of certain securities. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values change with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership change in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-than-temporary Impairment Losses on Investments. During the nine months ended September 30, 2009, other-than-temporary impairment losses on investments were $0.4 million compared to other-than-temporary impairment losses on investments of $3.7 million during the nine months ended September 30, 2008. The decrease in other-than-temporary impairment losses on investments is primarily attributable to the stabilization of the capital markets.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $19.6 million, or 26%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 12% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, $2.4 million of storm-related losses experienced during the second quarter of 2009, and $5.2 million of higher than anticipated 2009 commercial property fire and other losses and loss adjustment expenses during the second quarter of 2009, partially offset by favorable claims trends in the current and prior accident years. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included approximately $5.7 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. Favorable development of $1.9 million in our Security general liability classes in 2006 through 2007 accident years and $3.6 million in our Specialty general liability classes in the 2006 through 2007 accident years was due to lower than expected claim frequency and lower than expected severity. Net favorable development of $0.2 million in unallocated loss and loss adjustment expenses was recorded for the 2006 through 2007 accident years. Losses and loss adjustment expenses for the nine months ended September 30, 2008 included approximately $4.8 million in favorable development of December 31, 2007 prior years’ loss and loss adjustment expense reserves and $2.9 million from the impact of Hurricane Ike. The $4.8 million in net favorable development included $6.0 million in our Specialty general liability classes in the 2007 accident year due to favorable claims trends, unfavorable development of $1.4 million in our Contract Underwriting liability classes in accident years 2005 through 2007 due to higher than expected severity in the 2006 and 2007 accident years reduced by lower than expected severity in the 2005 accident year and net favorable development of $0.2 million in unallocated loss and loss adjustment expenses for the 2005 through 2007 accident years.
Other Operating Expenses

	Nine Months Ended
	September 30
	2009	2008	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$40,889	$28,107	45%
Ceded reinsurance commissions	(24,767)	(23,959)	3
Other underwriting and operating expenses	53,686	50,558	6

Other operating expenses	$69,808	$54,706	28%

     During the nine months ended September 30, 2009, other operating expenses increased $15.1 million, or 28%, from the nine months ended September 30, 2008. Amortization of deferred acquisition expenses increased by $12.8 million, or 45% due to increased acquisition expenses on new underwriting initiatives and the impact of purchasing less quota share reinsurance in 2008, partially offset by purchasing more quota share reinsurance in 2009. Ceded reinsurance commissions decreased $0.8 million, or 3%, principally due to the effect of purchasing more quota share reinsurance during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and lower ceding commissions related to profit sharing on ceded written premiums. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $3.1 million, or 6%. The increase was principally due to higher commissions and other acquisition costs of $2.4 million, lower corporate expenses of $1.0 million and an increase of $1.7 million in general and underwriting expenses related to our insurance services operations, which are unrelated to premiums, principally due to having nine months of AMC results compared to eight months during the period ended September 30, 2008 due to the closing of the AMC acquisition on February 1, 2008 and increased premium production for unaffiliated carriers by our services operations.
     Interest Expense. Interest expense decreased 14% from the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009. This decrease was primarily due to a $0.5 million decrease in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 33.0% for the nine months ended September 30, 2009 and 26.7% for the nine months ended September 30, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest. The increase in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a lower portion of overall pretax income for the nine months ended September 30, 2009 compared to the same period of 2008.
     Discontinued Operations. On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2008, income from discontinued operations consisted principally of ARPCO’s operating income, net of taxes, and the gain on the sale of ARPCO of $20.9 million.
Liquidity and Capital Resources
     Sources and Uses of Funds
     FMFC. FMFC is a holding company with all of its operations being conducted by its subsidiaries. Accordingly, FMFC has continuing cash needs primarily for administrative expenses, debt service and taxes. Funds to meet these obligations come primarily from management and administrative fees from all of our subsidiaries, and dividends from our non-insurance subsidiaries.

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
     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses and for purchasing investments. A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$66,606	$91,712
Operating activities — discontinued operations	—	1,928
Investing activities — continuing operations	(72,513)	(128,185)
Investing activities — discontinued operations	—	41,830
Financing activities	(9,721)	(3,122)

Change in cash and cash equivalents	$(15,628)	$4,163

     Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2009 and 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the nine months ended September 30, 2009 and 2008 was retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2008 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     Net cash used in investing activities from continuing operations for the nine months ended September 30, 2009 primarily resulted from our net investment in short-term, debt and equity securities. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2008 primarily resulted from our net investment in short-term, debt and equity securities, and for the acquisition of AMC.
     Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2008 was from cash received on the sale of ARPCO less cash disbursed for transaction costs.
     Net cash used in financing activities for the nine months ended September 30, 2009 was primarily from the purchase of common stock under the Company’s Share Repurchase Plan (Note 9), the payment of shareholders’ dividends, and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan, partially offset by net short-term borrowings of $3.0 million on the Company’s $30.0 million revolving credit facility.

     Net cash used in financing activities for the nine months ended September 30, 2008 resulted from the issuance of common stock as a result of the exercise of stock options offset by the purchase of common stock under the Company’s Share Repurchase Plan and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan.
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
     Stockholders’ Equity
     Our total stockholders’ equity was $307.5 million, or $17.90 per outstanding share, as of September 30, 2009 compared to $261.6 million, or $14.67 per outstanding share, as of December 31, 2008. Our tangible stockholders’ equity attributable to common shareholders was $257.1 million, or $14.97 per outstanding share, as of September 30, 2009 compared to $210.2 million, or $11.79 per outstanding share as of December 31, 2008. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common shareholders:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$307,472	$261,637
Intangible assets, net	(37,642)	(39,351)
Deferred tax liability — intangible assets, net	12,801	13,399
Goodwill	(25,483)	(25,483)

Tangible stockholders’ equity attributable to common shareholders	$257,148	$210,202

Common shares outstanding	17,174,906	17,836,337

Book value per share	$17.90	$14.67

Tangible book value per share	$14.97	$11.79

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At September 30, 2009, the three month LIBOR rate was 0.29%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Facility. In October 2006, we entered into a credit facility which provided for borrowings of up to $30.0 million. Borrowings under the credit facility bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin based on our leverage ratio, which is currently 0.75%. The obligations under the credit facility are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. The credit facility contains covenants which, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The credit facility also has certain financial covenants. At September 30, 2009, there were $3.0 million of borrowings under the facility. At September 30, 2009, the Company was in compliance with all of the covenants related to the credit facility.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In June 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At September 30, 2009, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At September 30, 2009, our investments had a market value of $674.0 million and consisted of the following investments:

	Market Value	% of Portfolio
	(Dollars in thousands)
Short Term Investments	$10,754	1.6%
U.S. Treasuries	3,922	0.6%
U.S. Agencies	1,028	0.2%
Municipal Bonds	197,257	29.2%
Taxable Municipal Bonds	3,445	0.5%
Corporate Bonds	129,254	19.2%
High Yield Bonds	19,275	2.9%
MBS Passthroughs	61,532	9.1%
CMOs	74,226	11.0%
Asset Backed Securities	22,875	3.4%
Commercial MBS	58,924	8.7%
Convertible Securities	66,131	9.8%
High Yield Convertible Fund	12,301	1.8%
Structured Finance Fund	11,814	1.8%
Preferred Stocks	1,273	0.2%
Common Stocks	—	0.0%

Total	$674,011	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at September 30, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment
Less than one year	15.2%
One to two years	13.5%
Two to three years	15.6%
Three to four years	15.5%
Four to five years	13.6%
Five to seven years	11.1%
More than seven years	15.5%

Total	100.0%

     The effective duration of the portfolio as of September 30, 2009 is approximately 3.4 years and the taxable equivalent duration is 3.1 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.6 years and 3.3 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 5.0% at September 30, 2009 and 4.0% at September 30, 2008. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.5% at September 30, 2009 and 4.8% at September 30, 2008.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of AA- at September 30, 2009. The fixed income portfolio had a weighted average credit quality of AA at September 30, 2009. The majority of the investments rated BBB and below are convertible securities and opportunistic investments in high yield credit and non-agency mortgage securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of September 30, 2009 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	47.6%
AA	14.6%
A	14.8%
BBB	12.9%
BB	5.7%
B	1.7%
CCC	2.7%
C	0.0%
NR	0.0%

Total	100.0%

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
     At September 30, 2009, the Company held CMO’s classified as available-for-sale with a fair value of $74.2 million. Approximately 60.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at September 30, 2009, the Company held $60.8 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $58.9 million, of which 83.5% are pre-2006 vintage, at September 30, 2009. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 40.6% and comprised mainly of super senior structures. The weighted average loan to value at origination was 67.3%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $9.2 million and $3.5 million at September 30, 2009, respectively. Included in these securities is a recent allocation made during the quarter to a manager who specializes in opportunities in the non-agency mortgage sector. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at September 30, 2009 was BB-.
     The Company’s fixed maturity investment portfolio at September 30, 2009 included securities issued by numerous municipalities with a total carrying value of $200.7 million. Approximately $21.5 million, or 10.7%, were pre-refunded (escrowed with Treasuries). Approximately $95.9 million, or 47.8%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the third party insurers, results in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AA+ to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $95.9 million of insured municipal securities in the Company’s investment portfolio at September 30, 2009, 98.9% were rated at A- or above, and approximately 73.5% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at September 30, 2009. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $16.2 million at September 30, 2009.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at September 30, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
		(Dollars in thousands)
Debt Securities
U.S. government securities	$3,776	$146	$—	$3,922
Government agency mortgage-backed securities	101,160	4,491	(8)	105,643
Government agency obligations	989	39	—	1,028
Collateralized mortgage obligations and other asset-backed securities	109,734	5,176	(2,996)	111,914
Obligations of states and political subdivisions	189,101	11,661	(60)	200,702
Corporate bonds	137,912	11,317	(700)	148,529

Total Debt Securities	542,672	32,830	(3,764)	571,738
Preferred stocks	1,416	50	(193)	1,273
Short-term investments	10,754	—	—	10,754

Total	$554,842	$32,880	$(3,957)	$583,765

     At September 30, 2009, there were 108 unrealized loss positions with a total unrealized loss of $4.0 million. This represents approximately 0.7% of quarter end available-for-sale assets of $583.8 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of September 30, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.6 years. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities. In light of our growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year where due to market based opportunities we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at September 30, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	1,680	(1)	194	(7)
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	6,351	(262)	14,157	(2,734)
Obligations of states and political subdivisions	—	—	3,645	(60)
Corporate bonds	1,252	(1)	8,542	(699)

Total Debt Securities	9,283	(264)	26,538	(3,500)
Preferred Stocks	—	—	313	(193)

Total	$9,283	$(264)	$26,851	$(3,693)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the nine months ended September 30, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized Loss at
Sector	September 30, 2009
(Dollars in thousands)
Short Term Investments	$—
U.S. Treasuries	—
U.S. Agencies	—
Municipal Bonds	(60)
Taxable Municipal Bonds	—
Corporate Bonds	(700)
High Yield Bonds	—
MBS Passthroughs	(23)
CMOs	(1,339)
Asset Backed Securities	(631)
Commercial MBS	(1,011)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(193)
Common Stocks	—

$(3,957)

     The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The vast majority of our unrealized impairment losses are rated investment grade, with the majority rated AA or better. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.
     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 9.9% as of September 30, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	19.0%	$7,615	$1,859	24.4%	98.7%
Investment Grade	81.0	32,477	2,098	6.5	88.5

Total	100.0%	$40,092	$3,957	9.9%	93.3%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.9 million of unrealized loss within non-investment grade, CMOs accounted for 43.0% of this loss. Within CMOs 80.2% were collateralized by prime loans with the balance in Alt-A and sub-prime. The next highest percent of the loss within non-investment grade were Alt-A and sub-prime home equity asset-backed securities at 33.9% of the loss. The remaining portion of the loss, or 23.1% within non-investment grade was a financial corporate issue rated BB+ by Standard and Poors. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 33.8% of the total loss. Within CMOs 72.4% are rated AAA including the 60.4% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Commercial MBS at approximately 25.5% of the total loss. These securities are all AAA rated and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Corporate Bonds at approximately 17.7% of the total loss. Within Corporate Bonds 98.6% are rated investment grade or better, and their temporary impairment results primarily from the widening of credit spreads.
     For the nine months ended September 30, 2009, we sold approximately $4.8 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 3.3% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value. This position is further supported by the insignificant losses as a percentage of amortized cost for the respective periods.
     During the nine months ended September 30, 2009, net realized gains were $25.2 million compared to net realized losses of $8.7 million during the nine months ended September 30, 2008. The nine months ended September 30, 2009 net realized gains were principally due to the mark to market increase in securities carried at market of approximately $21.1 million and gains on the sale of certain securities of $5.9 million, partially offset by the losses on the sale of certain securities. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values change with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership change in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the nine months ended September 30, 2009, $41.4 million of the costs were deferred. Deferred policy acquisition costs totaled $26.3 million, or 29.0% of unearned premiums (net of reinsurance), at September 30, 2009.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Direct written premiums	$228,619	$224,720
Ceded written premiums	92,615	77,828

Net written premiums	$136,004	$146,892

Ceded written premiums as percentage of direct written premiums	40.5%	34.6%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)
Ceded written premiums	$92,615	$77,828
Ceded premiums earned	81,752	82,063
Losses and loss adjustment expenses ceded	59,604	46,536
Ceding commissions	21,897	27,470

     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $24.9 million net cash paid for the nine months ended September 30, 2009 compared to net cash paid of $35.9 million for the nine months ended September 30, 2008.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On September 30, 2009, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On September 30, 2009, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On September 30, 2009 and December 31, 2008, FMFC had a net amount of recoverables from reinsurers of $223.7 million and $181.2 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     On July 1, 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles” which establishes the “Accounting Standards Codification” (ASC) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). All other nongrandfathered, non-SEC accounting literature not included in the ASC is deemed nonauthoritative. The ASC supersedes all existing, non-SEC accounting and reporting standards applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC is effective for interim and annual reporting periods ending after September 15, 2009. As the ASC reorganizes GAAP literature but does not change GAAP, the implementation of the ASC did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It provides direction for the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluate subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009.
     In April 2009, the FASB issued new accounting guidance for the recognition and presentation of other-than-temporary-impairments on investments. The new guidance modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Condensed Consolidated Statements of Income and the amount related to all other factors will be reported in accumulated other comprehensive income. It also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, the new guidance is intended to enhance the existing disclosure requirements for other-than-temporary impairment and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The adoption of the new guidance in the second quarter of 2009 resulted in a $1.0 million increase in retained earnings, which was offset by a corresponding decrease in accumulated other comprehensive income (loss) of the same amount.
     In April 2009, the FASB issued new accounting guidance pertaining to the determination of fair value of assets and liabilities when volume and activity level have significantly decreased and for transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. The adoption of this guidance in the second quarter of 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued new accounting guidance that requires disclosures about the fair value of financial instruments in interim and annual financial statements. The adoption of this guidance in the second quarter of 2009 is included in Note 11, “Fair Value Measurements” to the condensed consolidated financial statements.
     During the first quarter of 2009, the Company adopted various accounting standards related to business combinations, noncontrolling interests in consolidated financial statements, disclosures about derivative instruments and hedging activities, participating securities and undistributed earnings and fair value measurements and disclosures. The adoption of the new standards did not have a material effect on the Company’s results of operations, financial position, or liquidity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2009, First Mercury Insurance Company (“FMIC”) and CoverX Corporation (“CoverX”) received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include First Mercury Emerald Insurance Services, Inc. (“Emerald”). Although the Pleadings seek to revoke CoverX’s and Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as these risks are produced by CoverX and Emerald personnel located outside the State of California. The Pleadings also assert a right to seek monetary penalties, but no demand for payment has been made. FMIC, CoverX and Emerald have denied the allegations in the Pleadings, and CoverX and Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the three months ended September 30, 2009, the Company did not repurchase any shares of common stock under this new share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
     The Company’s prior share repurchase program, announced in August 2008, originally authorized the repurchase of up to 1.5 million shares of the Company’s outstanding common stock. As of August 7, 2009, the Company had repurchased 100 percent, or 1.5 million, of the total shares authorized for repurchase for approximately $19.0 million.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price as	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share (or	Announced Plans or	Under the Plan or
Month	Purchased	Unit)	Programs	Programs

July	118,740	$13.86	118,740	294,925
August	294,925	12.74	294,925	—
September	—	—	—	—

Total	413,665	$13.06	413,665	—
=
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
John A. Marazza
Executive Vice President and Chief Financial Officer
Date: November 9, 2009

INDEX OF EXHIBITS

Exhibit
Number	Note	Description
10.34*	(1)	Employment Letter from First Mercury Financial Corporation to Terrance A. Fleckenstein dated June 27, 2008

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	— Filed herewith

*	— Management contract or compensation plan or arrangement.