Form 10-K
period 2009-12-31
FIRST MERCURY FINANCIAL CORP
filed 2010-03-16
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding on March 3, 2010 was 17,181,106.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference into Part III.

FIRST MERCURY FINANCIAL CORPORATION
YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of the economic recession and the volatility in the financial markets on our investment portfolio; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our estimates for accrued profit sharing commissions are based on loss ratio performance and could be reduced if the underlying loss ratios deteriorate; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make such as our acquisition of AMC; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risk factors set forth in Item 1A of this Form 10-K. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of the filing of this Form 10-K. Except as required by law, we assume no obligation to update or revise them or provide reasons why actual results may differ.
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
     Our CoverX and FM Emerald subsidiaries are licensed wholesale insurance brokers that market, produce and bind the insurance policies for which we retain risk and receive premiums. As wholesale insurance brokers, CoverX and FM Emerald market our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. In addition, CoverX markets a portion of its products through contract underwriters. CoverX and FM Emerald also provide underwriting services with respect to the insurance policies they market in that they review the applications submitted for insurance coverage, decide whether to accept all or part of the coverage requested and determine applicable premiums based on guidelines that we provide. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers. We participate in the risk on insurance policies sold through CoverX and FM Emerald, which we refer to as policies produced by CoverX and FM Emerald, generally by directly writing the policies through our insurance subsidiaries and then retaining all or a portion of the risk. The portion of the risk that we decide not to retain is ceded to, or assumed by, reinsurers in exchange for paying the reinsurers a proportionate amount of the premium received by us for issuing the policy. This cession is commonly referred to as reinsurance. Based on market conditions, we can retain a higher or lower amount of premiums produced by CoverX and FM Emerald.
     On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income. ARPCO provided third party administrative services for risk sharing pools of governmental entity risks, including underwriting, claims, loss control and reinsurance services. ARPCO was solely a fee-based business and received fees for services and commissions on excess per occurrence insurance placed in the commercial market with third party companies on behalf of the pools.
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
STRATEGY
     Our current strategy is comprised of the following elements:
•	Profitably Underwrite. We will continue to focus on generating an underwriting profit in each of our classes, regardless of market conditions. Our ability to achieve similar underwriting results in the future depends on numerous factors discussed in the “Risk Factors” section and elsewhere in this Form 10-K, many of which are outside of our control.

•	Opportunistically Grow. We plan to grow our business opportunistically in markets where we can use our expertise to generate consistent profits. Our growth strategy includes the following:
•	Continue to Focus on Opportunistic Business Model. We intend to increase or decrease selectively the underwriting exposure we retain based upon the pricing environment and how the exposure fits with our underwriting and capital management criteria. The efficient deployment of our capital, in part, requires that we appropriately anticipate the amount of premiums that we will write and retain. Changes in the amount of premiums that we write or retain may cause our financial results to be less comparable from period to period.

•	Selectively Retain the Premiums Generated from Insurance Policies Produced by Underwriting Platforms. In 2009, our insurance subsidiaries retained 65.2% of the premiums generated from insurance policies produced by CoverX either by directly writing these premiums or by assuming these premiums under fronting arrangements. The remaining portion, or 34.8%, of these premiums was ceded to reinsurers through quota share and excess of loss reinsurance. We intend to continue to selectively retain these premiums and to use quota share and other reinsurance arrangements depending on our underwriting and capital management criteria.

•	Selectively Expand Geographically and into Complementary Classes of Specialty Insurance. We strategically provide specialty insurance to certain targeted niche market segments where we believe our experience and infrastructure give us a competitive advantage. We believe there are numerous opportunities to expand our existing specialty insurance product offerings both geographically and into complementary classes of insurance. We intend to identify additional classes of risks that are related to our existing insurance products where we can leverage our experience and data to expand profitably.

•	Enter into Additional Niche Markets and Other Specialty Commercial Lines of Business. We plan to leverage our brand recognition, extensive distribution network, and underwriting expertise to enter into new E&S lines or admitted markets in which we believe we can capitalize on our underwriting and claims platform. We intend to expand into these markets and other lines organically, as well as by making acquisitions and hiring teams of experienced underwriters.

•	Efficiently Deploy Capital. To the extent the pursuit of the growth opportunities listed above requires capital that is in excess of our internally generated capital, we may raise additional capital in the form of debt or equity in order to pursue these opportunities. We have no current specific plans to raise additional capital and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. Maintaining at least an “A-” rating from A.M. Best is critical to us, and will be a principal consideration in our decisions regarding capital as well as our underwriting, reinsurance and investment practices.
INDUSTRY BACKGROUND
     The majority of the insurance companies in the U.S. are known as standard, or admitted, carriers. Admitted insurance carriers are required to be licensed in each state in which they transact business and must generally file policy forms and fixed rate plans with these states’ insurance regulatory bodies. Businesses with unique risks often cannot find coverage underwritten by admitted insurance companies because admitted insurance companies do not have the policy form or rate flexibility to properly underwrite such risks. While some businesses choose to self-insure when they cannot find acceptable insurance coverage in the standard insurance market, many look for coverage in the E&S lines market. E&S lines insurance companies need state insurance department authorization to write insurance in most of the states in which they cover risks, but they do not typically have to file policy forms or fixed rate plans. The E&S lines insurance market fills the insurance needs of businesses with unique risk characteristics because E&S lines insurance carriers have the policy form and rate flexibility to underwrite these risks individually.
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
INSURANCE UNDERWRITING OPERATIONS
Security Classes
     We underwrite and provide several classes of general liability insurance for the security industry, including security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2009, $56.5 million of our premiums produced were within security classes of specialty insurance, which represented 16.4% of our total premiums produced for that year.
     For security classes, we focus on underwriting small (premiums less than $10,000) and mid-sized (premiums from $10,000 to $50,000) accounts. Approximately 74.3% of our premiums produced in 2009 for security classes consisted of premium sizes of $50,000 or below. In 2009, our average premium size for security classes was $5,700. Pursuing these smaller accounts helps us avoid competition from larger competitors. As of December 31, 2009, we had approximately 9,800 policies in force for security classes. The majority of these policies have policy limits of $1.0 million per occurrence. Although, we have reinsurance arrangements in place that would allow us to selectively underwrite policies with limits of up to $11.0 million per occurrence, because of our current risk tolerance, less than 6% of the policies we write for security classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.
     The table below indicates the percentage of our premiums produced for security classes by each state in 2009.

	December 31, 2009
	Amount	% of Total
	(Dollars in thousands)

California	$14,380	25.5%
Texas	9,867	17.5%
New York	5,625	10.0%
Florida	3,152	5.6%
New Jersey	2,564	4.5%
All other states	20,874	36.9%

Total	$56,462	100.0%

     Security guards and detectives. Approximately 50.5% of our premiums produced for security classes in 2009 consisted of coverages for security guards and detectives. Coverages are available for security guards, patrol agency personnel, armored car units, private investigators and detectives.

     Alarm installation and service businesses. Approximately 32.6% of our premiums produced for security classes in 2009 was composed of coverages for security alarm manufacturers and technicians. Coverages are available for sales, service and installation of residential and commercial alarm systems as well as alarm monitoring.
     Safety equipment installation and service businesses. Approximately 14.8% of our premiums produced for security classes in 2009 was composed of coverages for fire suppression companies. Coverages are available for sales, service and installation of fire extinguishers and sprinkler and chemical systems, both on residential and commercial systems.
Specialty Classes
     We have underwritten various specialty classes of insurance at different points throughout our history. We have leveraged our core strengths used to build our business for security classes, which include our nationally recognized CoverX brand, our broad wholesale broker distribution through CoverX, and our underwriting and claims expertise to expand our business into other specialty classes. For example, we have leveraged our experience in insuring the security risks of the contractors that install safety and fire suppression equipment, which often involves significant plumbing work and exposure, into the underwriting of other classes of risks for plumbing contractors. We provide general liability insurance for specialty classes consisting primarily of contractor classes of business, including roofing contractors, plumbing contractors, electrical contractors, energy contractors, and other artisan and service contractors. Our senior underwriters for the specialty classes have extensive industry experience and longstanding relationships with the brokers and agents that produce the business. In 2009, $121.2 million of our premiums produced were within specialty classes of insurance, which represented 35.2% of our total premiums produced for the year.
     Our underwriting policies and targets for specialty classes are similar to our policies and targets for security classes. Our target account premium size is $50,000 and below. Approximately 69.9% of our premiums produced in 2009 for specialty classes consisted of premium sizes of $50,000 or below. In 2009, we wrote approximately 6,100 policies with an average premium size of approximately $19,900. The majority of our policies for specialty classes have coverage limits of $1.0 million. Although we have the ability to selectively underwrite policies with limits of $11.0 million per occurrence, because of our current risk tolerance, less than 12% of our policies for specialty classes have limits in excess of $1.0 million. Our policy limits typically do not include defense costs.
     The table below indicates the percentage of premiums for specialty classes produced by CoverX in each state in 2009.

	December 31, 2009
	Amount	% of Total
	(Dollars in thousands)

Texas	$22,975	19.0%
New York	13,591	11.2%
California	12,362	10.2%
Washington	11,021	9.1%
Florida	9,426	7.8%
All other states	51,802	42.7%

Total	$121,177	100.0%

Contract Underwriting Classes
     We have underwritten various classes of insurance through contract underwriters, also commonly referred to as managing general agents or managing general underwriters, since 2004. These are niche and complementary classes to our Security and Specialty businesses with significant historical policy, premium, and loss data. These classes are underwritten by underwriters with significant track records through multiple market cycles. We provide liability and property insurance for the contract underwriting classes consisting primarily of legal and miscellaneous professional liability, hospitality, employer general liability, habitational, and outdoor recreation and other classes of business.
     Our underwriting policies and targets for the contract underwriting classes are similar to our policies and targets for our security and specialty classes. Our target account premium size is $25,000 and below. Approximately 77% of our premiums produced in 2009 for the contract underwriting classes consisted of premium size of $25,000 or below. In 2009, we wrote approximately 8,400 policies with an average premium size of approximately $7,500. The majority of our policies for the contract underwriting classes have coverage limits of $1.0 million per occurrence. Due to our current risk tolerance, less than 10% of our policies and 20% of our premium for the contract underwriting classes have net limits of liability in excess of $1.0 million.

     The table below indicates the percentage of premiums for the contract underwriting classes produced by CoverX in each state in 2009.

	December 31, 2009
	Amount	% of Total
	(Dollars in thousands)

Florida	$15,625	23.6%
California	12,382	18.7%
Texas	11,787	17.8%
Massachusetts	4,915	7.4%
New York	4,549	6.9%
All other states	16,912	25.6%

Total	$66,170	100.0%

FM Emerald
     We have underwritten various classes of insurance produced by FM Emerald since late 2007 after attracting a team of experienced professionals. FM Emerald markets, produces and services E&S risks which are larger in size and complexity than those traditionally targeted by CoverX. FM Emerald targets a complementary mix of primary casualty, excess/umbrella casualty, and property lines of business for hard to place risks and/or distressed businesses.
     Our target account premium size is $75,000 and below. Approximately 71.4% of our premiums produced in 2009 by FM Emerald consisted of premium sizes of $75,000 or below. In 2009, we wrote approximately 1,900 policies with an average premium size of approximately $29,600. The majority of our policies for FM Emerald have the following coverage limits: primary casualty — $1.0 million per occurrence, excess and umbrella casualty — $10.0 million per occurrence, and property — $5.0 million per risk. As of December 31, 2009, approximately 11% of our FM Emerald policies have limits in excess of the limits described in the preceding sentence.
     The table below indicates the percentage of premiums produced by FM Emerald in each state in 2009.

	December 31, 2009
	Amount	% of Total
	(Dollars in thousands)

California	$12,041	21.2%
New York	7,790	13.7%
Florida	4,833	8.5%
Texas	3,774	6.7%
Illinois	2,370	4.2%
All other states	25,943	45.7%

Total	$56,751	100.0%

     All of our business for FM Emerald was generated from traditional E&S lines insurance wholesalers. Our lead underwriters often have long standing relationships with key wholesale brokers.
Other
     We have underwritten various other classes of business since 2008. These other classes included miscellaneous professional liability, non-standard auto coverages, and hospitality business. Approximatley 5.4% of our direct and assumed written premium for the year ended December 31, 2009 was in these other classes.
Assumed Reinsurance
     In 2009, the Company reinsured a portfolio of policies for the years 2001 through 2008 for a portion of the claims for the self-insured retention for a U.S. homebuilder. The Company assumed the completed operations exposure for this homebuilder for aggregate unpaid losses in excess of $55.0 million up to $100.0 million. The Company recorded $25.3 million of premium for this retroactive reinsurance transaction in exchange for $45.0 million of coverage. The exposures assumed in this transaction are consistent with the completed operations coverage we provide to contractors in our Specialty classes of business. The Company undertook an extensive underwriting and actuarial loss cost analysis prior to offering coverage for this risk. Given the nature of this transaction, the $25.3 million of premium was both written and fully earned in the same period. See “Revenue Recognition — Premiums” in Critical Accounting Policies.
INSURANCE SERVICES OPERATIONS
     Our insurance services business provides underwriting, claims and other insurance services to third parties, including insurance carriers and customers. We generated $26.5 million in fee income in 2009 from our insurance services operations. These insurance services operations are primarily conducted through AMC and CoverX.
DISTRIBUTION
     All of the commercial insurance policies that we write or assume are marketed, produced, and distributed through our subsidiaries, CoverX and FM Emerald. CoverX and FM Emerald distribute our products through a nationwide network of licensed E&S lines wholesalers as well as certain large retail agencies with a specialty in the markets that we serve. In 2009, we placed business with approximately 708 brokers and agents for security classes of general liability insurance, 533 brokers and agents for specialty classes, and 149 brokers and agents for FM Emerald. In addition, a portion of our products are distributed by eight contract underwriters through producer agreements with CoverX.
     CoverX is well known within the security industry due to its long presence in the marketplace and, as a result, has developed significant brand awareness. Because an individual broker’s relationship is with CoverX and not the insurance companies, CoverX is able to change the insurance carrier providing the underwriting capacity without significantly affecting its revenue stream. We typically do not grant our agents and brokers any underwriting or claims authority. We have entered into contractual relationships with eight underwriters with respect to our contract underwriting programs. We select our agents and brokers based on industry expertise, historical performance and business strategy.
     Our longstanding presence in the security industry has enabled us to write policies within security classes from a variety of sources. We generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses, and safety equipment installation and service businesses. In 2009, our top five wholesale brokers represented 44.5% of our premiums produced for security classes and no individual wholesale broker accounted for more than 21% of our premiums produced.
     We generate the majority of our business for specialty classes from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In addition, we have leveraged our CoverX brand to facilitate the development of new relationships with wholesalers in specialty classes. In 2009, our top five wholesale brokers represented 35.4% of our premiums produced for other specialty classes and no wholesale broker accounted for more than 15% of our premiums produced.
     We generate all of our FM Emerald business from traditional E&S lines insurance wholesalers. The underwriters in our regional offices often have longstanding relationships with local and regional wholesale brokers who provide business to them. In 2009, our top five wholesale brokers represented 34.8% of our premiums produced for FM Emerald and no wholesale broker accounted for more than 10% of our premiums produced.
     Our underwriting personnel regularly visit key agents, brokers, and contract underwriters (collectively “producers”) in order to review performance and to discuss our insurance products. Additionally, we monitor the performance of the policies produced by each broker and contract underwriter and generally will terminate the relationship with a producer if the policies he or she sells produce excessive losses. We typically pay a flat commission rate of between 14.5% and 17.5% of premium to our agents and brokers, although commissions can range from below 12.0% to 20.0%. We pay our contract underwriters a commission rate in the range of 15.25% to 30.0%. As of December 31, 2009, we have entered into a limited number of contingent commission arrangements with agents or brokers.
UNDERWRITING
     Our underwriting approach is an intensive process using policy applications, our proprietary information and industry data, as well as inspections, credit reports and other validation information. Our long-term success depends upon the efforts of our underwriting department to appropriately understand and underwrite risks and provide appropriate contract language to accomplish that success. All submissions are reviewed by a company underwriter with expertise in the class of business being reviewed. Our policy is to establish detailed guidelines for identifying appropriate risks and then to review each file individually to determine whether coverage will be offered, and, if an offer is made, to determine the appropriate price, terms, endorsements and exclusions of coverage. We write most coverage as an E&S lines carrier, which provides the flexibility to match price and coverage for each individual risk. We delegate underwriting authority outside of the Company through contract underwriter agreements only after an extensive due diligence process. Our contract underwriters manage established books of business with long term success over multiple market cycles. We retain underwriting oversight and subject the contract underwriters to operational and financial reviews. We have entered into contractual relationships with eight underwriters with respect to our contract underwriting programs delegating such authority.
     We use industry standard policy forms customized by endorsements and exclusions that limit coverage to those risks underwritten and acceptable to us. For example, most security policies have exclusions and/or limitations for operations outside the normal duties identified by an applicant. The use of firearms might be prohibited, operations such as work in bars or nightclubs might be prohibited, or the location of operations of the policyholder may be restricted. Substantially all of our policies currently being written have mold, asbestos, and silica exclusions. Many policies also contain employment practices liability exclusions and professional services exclusions.
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
     We have 17 underwriters that underwrite for security classes out of our headquarters in Southfield, Michigan. Our strategy is to receive submissions for as many risks for the security classes that we target as possible and to quote and bind those risks which meet our underwriting criteria. In 2009, we received over 17,900 policy submissions within security classes, we quoted over 12,500 of those submissions, and we bound over 9,600 policies.
     We have 24 underwriters that underwrite for specialty classes out of regional underwriting offices. Because specialty classes encompass a broader range of classes compared to security classes, we tend to receive submissions outside of our targeted specialty classes and are more selective in deciding which submissions to quote. In 2009, we received over 54,400 policy submissions within specialty classes and bound approximately 6,100 policies.
     We have 23 underwriters that underwrite business placed through FM Emerald out of regional underwriting offices. In 2009, we received over 36,200 policy submissions within FM Emerald and bound approximately 1,900 policies.
     We have 9 underwriters that underwrite for other classes out of our Southfield, Michigan and our regional underwriting offices. In 2009, we received over 2,500 policy submissions within professional liability classes and bound approximately 190 policies.
     Please refer to our “Employees” section for a discussion of our reduction in staffing levels in 2010 which impacted some of our underwriting operations.
CLAIMS
     Our claims department consists of 42 people supporting our underwriting operations and 18 people supporting our insurance services operations. Since 1985, a significant portion of our claims, including the claims for the years when fronting companies were utilized, have been handled by our claims department.
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
     There were approximately 6,200 new claims reported to us during 2009, and we had approximately 4,000 pending claims as of December 31, 2009.
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
     Our treaty reinsurance is contracted under both quota share and excess of loss reinsurance agreements. On our primary casualty business, we have historically adjusted our level of quota share protection on these treaties based upon our premiums produced and our level of capitalization, as well as our risk appetite for a particular type of business. Effective January 1, 2009, we purchased quota share reinsurance for our primary casualty business which covers the majority of the casualty classes underwritten in the Security, Specialty, Contract Underwriting, and FM Emerald platforms. For our Security and Specialty classes, we purchased 25.75% quota share reinsurance coverage. For our Contract Underwriting and FM Emerald classes, we purchased 31.5% quota share reinsurance coverage. In addition, for these classes, we purchased $0.5 million excess of $0.5 million per occurrence for 2009. This coverage was 80% placed for our Security and Specialty classes and 100% placed for our Contract Underwriting and FM Emerald classes. Lastly, on our legal professional liability class, we purchased $1.5 million excess of $0.5 million per occurrence for 2009, which was 70% placed. Effective January 1, 2010, we renewed our quota share reinsurance for our primary casualty business. For our Security and Specialty classes, we purchased 18.25% quota share reinsurance coverage. For our Contract Underwriting and FM Emerald classes, we purchased 36.5% quota share reinsurance coverage. For all of these classes, we placed 100% of our $0.5 million excess of $0.5 million per occurrence for 2010, and on our legal professional liability we placed 95% of our $1.5 million excess of $0.5 million per occurrence. In addition, for 2010, we purchased 80% quota share reinsurance on our Professional Liability business up to $5 million in limit.
     On our umbrella and excess casualty business in 2009, we maintained quota share reinsurance treaties that provide for a quota share of 90% of this business, up to a limit of $10.0 million per occurrence. Effective January 1, 2010, we renewed our 90% quota share reinsurance for our umbrella and excess casualty business.
     On our property business, we renewed our property excess per risk program at July 1, 2009. We placed 100% of $4.0 million excess of $1.0 million per risk and 90% of $0.7 million excess of $0.3 million per risk. We also purchased property catastrophe protection for our property business effective July 1, 2009. The program has limits of $35.0 million in excess of $5.0 million of ultimate net loss per occurrence, which represents our modeled one in 250 year event exposure. Effective January 1, 2010, we purchased an additional $40.0 million in excess of $40.0 million in catastrophe protection for the earthquake peril only. This limit represents our projected modeled one in 250 year event exposure through June 30, 2010. Our catastrophe program provides for reinstatement of coverage upon a catastrophic event. In 2009, gross written premiums for property business were approximately 9.3% of total gross written premium.
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
     The following is a summary of our significant treaty ceded reinsurance programs at December 31, 2009:

Policy Type	Company Policy Limit	Reinsurance Coverage	Company Retention

Casualty — Primary — Security and Specialty	Up to $1.0 million per occurrence	$500,000 excess of $500,000 per occurrence (80% Placed); 25.75% on $500,000 per occurrence	Up to $471,250 per occurrence

Casualty — Primary — Other General Liability	Up to $1.0 million per occurrence	$500,000 excess of $500,000 per occurrence (100% Placed) 31.5% on $500,000 per occurrence	Up to $342,500 per occurrence

Casualty — Excess and Umbrella	Up to $10.0 million per occurrence or claim	90% quota share up to $10.0 million per occurrence or claim	Up to $1,000,000 per occurrence

Property Business	Up to $5.0 million per risk	$4,000,000 excess of $1,000,000 each risk, each loss (100% Placed) and $700,000 excess of $300,000 each risk, each loss (90% Placed)	Up to $370,000 per risk, each loss

Property Business (Catastrophe)	N/A	$35,000,000 excess of $5,000,000 per occurrence	Up to $5,000,000 plus losses in excess of $40,000,000 per occurrence
TECHNOLOGY
     We believe that advanced information processing is important in order for us to maintain our competitive position. We have developed an extensive data warehouse of underwriting and claims data for our business and have implemented advanced management information systems to run substantially all of our principal data processing and financial reporting software applications. We use the Phoenix system by Vertafore for policy and claims administration. We utilize imaging and workflow solutions to eliminate the need for paper files and increase efficiencies throughout the underwriting and claims departments. Our operating systems allow all of our offices to access files at the same time while discussing underwriting policies regarding certain accounts.
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
     Our primary competitors with respect to security classes are managing general agents, or MGAs, supported by various insurance or reinsurance partners. These MGAs include, but are not limited to, All Risks, Ltd., Brownyard Group, Brownyard Programs, Ltd., Costanza Insurance Agency, Mechanics Group, RISC and RelMark Program Managers. These MGAs provide services similar to CoverX, but they typically do not retain in an affiliate any insurance risk on the business they produce. These MGAs also typically do not handle the claims on the business they produce, as claims handling is retained by the company assuming the insurance risk or outsourced to third party administrators. We also face competition from U.S. and non-U.S. insurers, including Chartis, a subsidiary of American International Group, Inc., (Lexington Insurance Company) and The Philadelphia Insurance Companies in the security guard class, The Hartford Financial Services Group, Inc. and The Philadelphia Insurance Companies in the alarm class, and Travelers, The Hartford Financial Services Group, Inc. and West Bend Mutual in the safety class.
     Our primary competitors with respect to specialty classes tend to be E&S lines insurance carriers. Competitors vary by region and market, but include W.R. Berkley Corp. (Admiral Insurance Company), Argonaut Group (Colony Insurance Company), RLI Corp, Chartis, a subsidiary of American International Group, Inc., (Lexington Insurance Company) and International Financial Group, Inc. (Burlington Insurance Co.).
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
RATINGS
     Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. First Mercury Insurance Company, which we refer to as FMIC, was assigned a letter rating of “A-” by A.M. Best in June 2004 and maintained such rating since that time. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best and is the lowest rating necessary to compete in our targeted markets. A.M. Best assigns each insurance company a Financial Size Category, or FSC. The FSC is designed to provide a convenient indicator of the size of a company in terms of its statutory surplus and related accounts. There are 15 categories with FSC I being the smallest and FSC XV being the largest. As of December 31, 2009, A.M. Best has assigned FMIC an FSC VIII based on Adjusted Policyholders Surplus for the year ended December 31, 2008 between $100.0 million and $250.0 million. Effective January 1, 2007, FMIC and FMCC entered into an intercompany pooling reinsurance agreement wherein all premiums, losses and expenses of FMIC and FMCC are combined and apportioned between FMIC and FMCC in accordance with fixed percentages. On May 4, 2007, A.M. Best assigned the financial strength rating “A-” to the First Mercury Group pool and its members, FMIC and FMCC. FMCC’s A.M. Best rating was upgraded to “A-” as a result. Effective July 1, 2008, FMIC and AUIC entered into an intercompany reinsurance agreement wherein all premium and losses of AUIC, including all past liabilities, are 100% assumed by FMIC. Subsequent to the reinsurance transaction, AUIC’s A.M. Best rating was upgraded to “A-”. At December 31, 2009, FMIC, FMCC and AUIC each maintained an “A-” rating from A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its unpaid loss and loss adjustment expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders and is not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. See “Risk Factors — Risks Relating to Our Business — Any downgrade in the A.M. Best rating of FMIC would prevent us from successfully engaging in direct insurance writing or obtaining adequate reinsurance on competitive terms, which would lead to a decrease in revenue and net income.”
EMPLOYEES
     As of December 31, 2009, we had 349 full-time employees and 13 part-time employees. Our employees have no union affiliations and we believe our relationship with our employees is good. On February 22, 2010, the Company announced a reduction in staffing levels which eliminated 25 positions within the Company. The Company eliminated 8 positions from its corporate and support operations and 17 positions from its underwriting operations. The 17 positions eliminated from its underwriting operations consisted of 4 positions in its security classes underwriting operations, 6 positions in its specialty classes underwriting operations and 7 positions from its FM Emerald classes underwriting operations.
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
Required Licensing
     FMIC operates on a non-admitted or surplus lines basis and is eligible to cover E&S risks in 51 states and jurisdictions. While FMIC does not have to apply for and maintain a license in those states, it is subject to meeting and maintaining eligibility standards or approval under each particular state’s surplus lines laws in order to be an eligible surplus line carrier. FMIC maintains surplus line approvals or eligibility in all states in which it covers risks and therefore FMIC is not subject to the rate and form filing requirements applicable to licensed or “admitted” insurers.
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
Periodic Financial and Market Conduct Examinations
     The insurance departments of our insurance subsidiaries’ states of domicile may conduct on-site visits and examinations of the affairs of our insurance subsidiaries, including their financial condition and their relationships and transactions with affiliates, typically every three to five years, and may conduct special or target examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to regulate trade practices and to restrict or rescind licenses or other authorizations to transact business and to levy fines and monetary penalties against insurers, insurance agents and brokers found to be in violation of applicable laws and regulations. During the past six years, the insurance subsidiaries have had periodic financial reviews and have not been the subject of market conduct or other investigations nor required to pay any material fines or penalties. FMIC and FMCC are due for their regular financial examinations by the states of Illinois and Minnesota for the year ended December 31, 2009.
Risk-based Capital
     Risk-based capital, or RBC, requirements laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. Regulators use RBC to set capital requirements considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2009, our insurance subsidiaries maintained RBC levels in excess of amounts that would require any corrective actions on our part.

IRIS Ratios
     The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2009, FMIC and FMCC had no IRIS ratios outside the usual range. AUIC had two IRIS ratios outside the usual range. An insurance company may become the subject of increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control.
Restrictions on Paying Dividends
     FMFC is a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is dependent on dividends and other distributions from our subsidiaries. State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may be paid only out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval from the insurance departments of our insurance subsidiaries’ states of domicile generally is required in order for our insurance subsidiaries to declare and pay “extraordinary dividends” to us. For FMIC, Illinois defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of FMIC’s surplus as of the preceding December 31, or FMIC’s net income for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. FMIC must give the Illinois insurance regulator written notice of every dividend or distribution, whether or not extraordinary, within the time periods specified under applicable law. With respect to FMCC, Minnesota imposes a similar restriction on extraordinary dividends and requires a similar notice of all dividends after declaration and before payment. For FMCC, Minnesota defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or FMCC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. With respect to AUIC, Arkansas imposes a similar restriction on extraordinary dividends and requires similar notice of all dividends after declaration and before payment. For AUIC, Arkansas defines an extraordinary dividend as any dividend or distribution that, together with other distributions made within in the preceding 12 months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or AUIC’s net income, not including realized capital gains, for the 12 month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2009, FMIC, FMCC, and AUIC may pay dividends in 2010, if declared, of up to $29.6 million without regulatory approval. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. No dividends were paid by FMIC, FMCC or AUIC during the year ended December 31, 2009.
Investment Regulation
     Our insurance subsidiaries are subject to state laws which require diversification of their investment portfolios and impose limits on the amount of their investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which they are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require them to sell those investments. At December 31, 2009, we had no investments at FMIC and FMCC that would be treated as non-admitted assets. For AUIC, the Company has exceeded the Arkansas Investment Limitation which limits an investment in a single entity to 5% of admitted assets. The Company requested a waiver for the over investment, which was approved as of May 21, 2009. The Company is in consultation with its investment advisor to determine if the market would allow for a sale of the securities on favorable terms.

Guaranty Funds
     Under state insurance guaranty fund laws, insurers doing business on an admitted basis in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The maximum guaranty fund assessments in any one year typically is between 1.0% to 2.0% of a company’s net direct written premium written in the state for the preceding calendar year on the types of insurance covered by the fund. In most states, guaranty fund assessments can be recouped at least in part through future premium increases or offsets to state premium tax liability. In all states but one, FMIC is not subject to state guaranty fund assessments because of its status as a surplus lines insurer.
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
Terrorism Exclusion Regulatory Activity
     The Terrorism Risk Insurance Act of 2002, extended and amended by the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIA, provides insurers with federally funded reinsurance for “acts of terrorism.” TRIA also requires insurers to make coverage for “acts of terrorism” available in certain commercial property/casualty insurance policies and to comply with various other provisions of TRIA. For applicable policies in force on or after November 26, 2002, we are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages. To be covered under TRIA, aggregate industry losses from a terrorist act must exceed $100.0 million in 2009, the act must be perpetrated within the U.S. or in certain instances outside of the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program. We generally offer coverage only for those acts covered under TRIA. As of December 31, 2009, approximately 2% or less of our policyholders in our E&S lines markets had purchased TRIA coverage.
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
ITEM 1A. RISK FACTORS
Risks Relating to Our Business
Volatility in the financial markets and the current economic environment could have a material adverse effect on our results of operations and financial condition.
     Any significant financial market volatility experienced worldwide in the future could impact U.S. and foreign economies. Although the U.S. and other foreign governments may take various actions to try to stabilize the financial markets in the future, it is unclear whether those actions would be effective. Therefore, the financial market volatility could have a negative economic impact.
     Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition. These economic conditions could have an adverse impact on the availability and cost of capital.
     Any further downturn in the debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, could result in significant realized and unrealized losses in the Company’s investment portfolio. Depending on future market conditions, the Company could incur substantial additional realized and unrealized losses in its investment portfolio, which could have a material adverse effect on the Company’s financial condition and/or results of operations.
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
     Third party rating agencies periodically assess and rate the claims-paying ability of insurers based on criteria established by the rating agencies. The First Mercury group (FMIC, FMCC and AUIC) maintains an “A-” rating (the fourth highest of fifteen ratings) with a stable outlook from A.M. Best Company, Inc., or A.M. Best, a rating agency and publisher for the insurance industry. This rating is not a recommendation to buy, sell or hold our securities but is viewed by insurance consumers and intermediaries as a key indicator of the financial strength and quality of an insurer. FMIC currently has the lowest rating necessary to compete in our targeted markets as a direct insurance writer because an “A-” rating or higher is required by many insurance brokers, agents and policyholders when obtaining insurance and by many insurance companies that reinsure portions of our policies.
     Our A.M. Best rating is based on a variety of factors, many of which are outside of our control. These factors include our business profile and the statutory surplus of our insurance subsidiaries, which is adversely affected by underwriting losses, investment losses and dividends paid by them to us. Other factors include balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy) and operating performance. Any downgrade of our ratings could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly rated, competitors and increase the cost or reduce the availability of reinsurance to us. Without at least an “A-” A.M. Best rating for FMIC, we could not competitively engage in direct insurance writing, but instead would be heavily dependent on fronting carriers to underwrite premiums. These fronting arrangements would require us to pay significant fees, which could then cause our earnings to decline. Moreover, we may not be able to enter into fronting arrangements on acceptable terms, which would impair our ability to operate our business.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition or our results of operations.
     We are liable for losses and loss adjustment expenses under the terms of the insurance policies issued directly by us and under those for which we assume reinsurance obligations. As a result, if we fail to accurately assess the risk associated with the business that we insure, our loss reserves may be inadequate to cover our actual losses. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the loss. In addition, our policies generally do not provide limits on defense costs, except for professional liability classes, which could increase our liability exposure under our policies.
     We establish loss and loss adjustment expense reserves with respect to reported and unreported claims incurred as of the end of each period. Our loss and loss adjustment expense reserves were $488.4 million, $372.7 million, and $272.4 million at December 31, 2009, 2008, and 2007, respectively, all of which are gross of ceded loss and loss adjustment expense reserves. These reserves do not represent an exact measurement of liability, but are our estimates based upon various factors, including:
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
     Most or all of these factors are not directly or precisely quantifiable, particularly on a prospective basis, and are subject to a significant degree of variability over time. For example, insurers have been held liable for large awards of punitive damages, which generally are not reserved for. In many cases, estimates are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Accordingly, the ultimate liability may be more or less than the current estimate. While we set our reserves based on our assessment of the insurance risk covered, as we have expanded into new classes of business, we do not have extensive proprietary loss data for other classes to use to develop reserves. Instead, we must rely on industry loss information, which may not reflect our actual claims results. As a result, our continued expansion into new classes may make it more difficult to ensure that our actual losses are within our loss reserves.

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
     Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. Although reinsurance makes the reinsurer liable to us to the extent of the risk transferred or ceded to the reinsurer, this arrangement does not relieve us of our primary liability to our policyholders. At December 31, 2009, we had $228.7 million of reinsurance recoverables. Approximately 50% of our reinsurance recoverables are from two reinsurers, which are subsidiaries of ACE Limited and Swiss Re. At December 31, 2009, the balances from ACE Limited and Swiss Re were $71.3 million and $46.7 million, respectively. Although we believe that we have high internal standards for reinsurers with whom we place reinsurance, we cannot assure you that our reinsurers will pay reinsurance claims on a timely basis or at all. We cannot predict if the current recession and financial market crisis will impact or prevent our reinsurers from being able to fulfill their obligations to us. If reinsurers are unwilling or unable to pay us amounts due under reinsurance contracts, we will incur unexpected losses and our cash flow will be adversely affected, which would have a material adverse effect on our financial condition and operating results.
We may not be able to obtain adequate reinsurance coverage or reinsurance on acceptable terms.
     We use significant amounts of reinsurance to manage our exposure to market and insurance risks and to enable us to write policies in excess of the level that our capital supports. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Without adequate levels of appropriately priced reinsurance, the level of premiums we can underwrite could be materially reduced. The reinsurance market has changed dramatically over the past few years as a result of a number of factors, including inadequate pricing, poor underwriting and the significant losses incurred as a consequence of severe weather conditions and other catastrophes. As a result, reinsurers have exited some lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities generally are subject to annual renewal. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. In addition, we may underwrite risks that could be excluded from coverage under the terms of our reinsurance agreements due to an underwriting oversight or due to differing interpretations of the reinsurance contracts. In these circumstances, we attempt to obtain coverage through special acceptance with our existing reinsurers or purchase facultative reinsurance on the open market. If we cannot obtain adequate reinsurance protection for these risks, we may be exposed to greater losses.
Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims experienced by our insureds.
     Most of our property business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as severe hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in an increase in the number of claims incurred as well as the amount of compensation sought by claimants because every geographic location in which we provide insurance policies is subject to the risk of severe weather conditions. In 2009, we recorded $2.4 million of storm-related losses and $5.2 million of higher than anticipated commercial property fire and other losses and loss adjustment expenses. We use a model that is commonly used throughout the industry to help us ensure that we are purchasing sufficient catastrophe reinsurance limits. Currently, we purchase catastrophe reinsurance to cover a potential catastrophe that is modeled to only occur once every 250 years. There can be no assurance that this modeled information will accurately predict catastrophic losses. It is possible that a catastrophic event or multiple catastrophic events could cause our loss and loss expense reserves to increase and our liquidity and financial condition to decline.

The failure of any of the loss limitations or exclusions we employ or changes in other claim or coverage issues could have a material adverse effect on our financial condition or our results of operations.
     Various provisions of our policies, such as loss limitations, exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. Currently, we employ a variety of endorsements to our policies in an attempt to limit exposure to known risks. As industry practices and legal, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the size or number of claims. Recent examples of emerging claims and coverage issues include increases in the number and size of claims relating to construction defects, which often present complex coverage and damage valuation questions. The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business.
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
     Since 2000, we have expanded our focus on new classes of the specialty insurance market, which we refer to as specialty classes, contract underwriting, professional liability and hospitality classes, and FM Emerald, in addition to our long-standing business for security classes. These new classes represented 24.2% of our premiums produced in 2000 and 81.2% of our premiums produced in 2009. As a result of this expansion, we have a more limited operating and financial history available for these classes when compared to our data for security classes. This may adversely impact our ability to adequately price the insurance we write to reflect the risk assumed and to exclude risks that generate large or frequent claims and to establish appropriate loss reserves. Because we rely more heavily on industry data in calculating reserves for specialty classes, contract underwriting, professional liability and hospitality classes, and FM Emerald than we do for security classes, we may need to further adjust our reserve estimates for these classes in the future, which could materially adversely affect our operating results.
Our growth may be dependent upon our successful acquisition and retention of additional underwriting expertise.
     Our operating results and future growth depend, in part, on the acquisition and successful retention of underwriting expertise. We rely on a small number of underwriters in the specialty classes for which we write policies. For example, we expanded our business into new classes in 2007 by hiring the FM Emerald management team, and we introduced new classes by appointing contract underwriters. In addition, we intend to continue to expand into other specialty classes through the acquisition of key underwriting personnel. While we intend to continue to search for suitable candidates to augment and supplement our underwriting expertise in existing and additional classes of specialty insurance, we may not be successful in identifying, hiring and retaining candidates. If we are successful in identifying candidates, there can be no assurance that we will be able to hire and retain them or, if they are hired and retained, that they will be successful in enhancing our business or generating an underwriting profit.
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
     We produce insurance policies in relatively few specialty classes. As a result, any changes in the specialty insurance market, such as changes in business, economic or regulatory conditions or changes in federal or state law or legal precedents, could adversely impact our ability to write insurance for this market. For example, any legal outcome or other incident could have the effect of increasing insurance claims in the specialty insurance market which could adversely impact our operating results.
The loss of one or more of our top wholesale brokers could have a material adverse effect on our financial condition or our results of operations.
     For security classes, we generate business from traditional E&S lines insurance wholesalers and specialists that focus on security guards and detectives, alarm installation and service businesses and safety equipment installation and service businesses. These wholesalers and specialists are not under any contractual obligation to provide us business. Our top five wholesale brokers represented 44.5% of the premiums produced from security classes in 2009. For specialty classes, we generate business from traditional E&S lines insurance wholesalers who have a presence in the classes we underwrite. Our top five wholesale brokers represented 35.4% of the premiums produced from specialty classes in 2009. In our contract underwriting classes, we rely on a small number of producers to generate the insurance that we underwrite. For FM Emerald, we generate business from E&S lines insurance wholesalers. Our top five wholesale brokers represent 34.8% of premiums produced from FM Emerald. The loss of one or more of our top wholesale brokers for security classes, specialty classes or FM Emerald producers could have a material adverse effect on our financial condition or our results of operations.
The loss of one of the managing general agency relationships with AMC’s unaffiliated insurance carriers could have a material adverse effect on our financial condition or our results of operations.
     AMC primarily underwrites commercial lines package policies for unaffiliated insurance carriers. One of AMC’s unaffiliated insurance carriers accounts for approximately 70.0% of the premiums that AMC produces. The loss of the managing general agency relationship with this unaffiliated insurance carrier could have a material adverse effect on our financial condition or results of operations.
Our estimates for accrued profit sharing commissions are based on loss ratio performance and could be reduced if the underlying loss ratios deteriorate.
     Profit sharing commissions due from certain insurance and reinsurance companies are based on losses and loss adjustment expense experience. If our estimates for losses and loss adjustment expenses that are used in the determination of accrued profit sharing commissions increase, we would need to reduce the amount of profit sharing commissions previously recognized. These estimates are subject to the same uncertainties for the establishment of our loss and loss adjustment expense reserves. The reduction of accrued profit sharing commissions could have a material adverse effect on our financial condition or results of operations.
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
     Beginning in 2000 and accelerating in 2001, the property and casualty insurance industry experienced a hard market reflecting increasing rates, more restrictive coverage terms and more conservative risk selection. We believe that this trend continued through 2003. We believe that these trends slowed beginning in 2004 and that the current insurance market has become more competitive in terms of pricing and policy terms and conditions. We are currently experiencing some downward pricing pressure. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns have caused our revenues and net income to fluctuate and are expected to do so in the future.
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
     Our insurance subsidiaries are subject to extensive regulation, primarily by insurance regulators in Illinois, Minnesota, and Arkansas, the states in which our three insurance company subsidiaries are domiciled and, to a lesser degree, the other jurisdictions in which we operate or cover risks. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of the insurance companies or their shareholders or noteholders. These insurance regulations generally are administered by a department of insurance in each state and relate to, among other things, licensing, authorizations to write E&S lines of business, capital and surplus requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions (which includes the review of services, tax sharing and other agreements with affiliates that can be a source of cash flow to us, other than dividends which are specifically regulated by law), dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion to operate our business as we deem appropriate or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect our ability to achieve some or all of our business objectives.
     In addition, regulatory authorities have broad discretion to deny or revoke licenses or approvals for various reasons, including the violation of regulations. In instances where there is uncertainty as to the applicability of regulations, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. These actions could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry and changes in laws or regulations themselves or their interpretations by regulatory authorities could adversely affect our ability to operate our business. For example, we have received from the California Department of Insurance an Accusation and an Order to Cease and Desist regarding allegations related to FMIC, CoverX and FM Emerald transacting business in California without the proper licenses. See “Legal Proceedings”.
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
     Insurance Regulatory Information System, or IRIS, ratios are part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. As of December 31, 2009, FMIC and FMCC had no IRIS ratios outside the usual range. AUIC had two IRIS ratios outside the usual range. An insurance company may become subject to increased scrutiny when four or more of its IRIS ratios fall outside the range deemed usual by the NAIC. The nature of increased regulatory scrutiny resulting from IRIS ratios that are outside the usual range is subject to the judgment of the applicable state insurance department, but generally will result in accelerated review of annual and quarterly filings. Depending on the nature and severity of the underlying cause of the IRIS ratios being outside the usual range, increased regulatory scrutiny could range from increased but informal regulatory oversight to placing a company under regulatory control. FMIC has, in the past, had more than four ratios outside the usual range. If, in the future, FMIC has four or more ratios outside the usual range, we could become subject to greater scrutiny and oversight by regulatory authorities. See “Insurance and Other Regulatory Matters.”
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
     The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as Alt-A, subprime mortgage-backed, CMBS and ABS securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial market environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2009, 2.7%, 97.3% and 0% of our available for sale securities were considered to be Level 1, 2 and 3, respectively.
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
     Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether is is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. During the year ended December 31, 2009, the Company concluded that approximately $0.7 million of unrealized losses were other than temporarily impaired. Additional impairments may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.
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
     Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. Furthermore, the counterparties to our interest rate swap agreements may not be able to fulfill their obligations to us.
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
     Our directors and executive officers beneficially own 19.2% of our outstanding common stock (including options exercisable within 60 days) as of December 31, 2009, including 11.3% owned by Jerome Shaw, our founder and former Chief Executive Officer. Accordingly, these directors and executive officers will have substantial influence, if they act as a group, over the election of directors and the outcome of other corporate actions requiring stockholder approval and could seek to arrange a sale of our company at a time or under conditions that are not favorable to our other stockholders. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders, if they act as a group. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our ability to service our debt obligations would be harmed if we fail to comply with the financial and other covenants in our credit facility.
     Our credit facility contains a number of significant financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in our being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so. If borrowings under our credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, we could be materially adversely affected. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant decrease in our liquidity, and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, and any failure to pay that debt when due could seriously harm our business.
The Company has received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010.
     The Company has received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010. The Company determined the temporary waiver was required as it related to the special cash dividend declared by the Company’s Board of Directors on February 22, 2010 since the Company intends to fund a portion of the special dividend through borrowings under its credit agreement. If the Company does not renegotiate its credit agreement by May 1, 2010 or receive an extension of the temporary waiver of event of default, the Company will be in default under the terms of the credit agreement. An event of default under our credit agreement could have a material adverse effect on our financial condition, results of operations, and liquidity.

Risks Related to our Common Stock
The price of our shares of common stock may be volatile.
     The trading price of shares of our common stock may fluctuate substantially. The price of the shares of our common stock that will prevail in the market may be higher or lower than prices paid by investors, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause investors to lose part or all of their investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:
•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of insurers’ securities;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	losses greater than our established reserves in our insurance portfolio;

•	sales of large blocks of shares of our common stock; or

•	departures of key personnel.
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
Our ability to pay cash dividends on our common stock to our stockholders dependent on our results of operations, financial condition, and other factors and any determination to pay cash dividends in the future will be at the discretion of our board of directors.

     Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our three insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2010, FMIC, FMCC and AUIC may pay in the aggregate dividends to FMFC of up to $29.6 million without regulatory approval. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders. Consequently, there is uncertainty regarding our ability to declare and pay dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our corporate headquarters are located in Southfield, MI, where we lease approximately 20,000 square feet. We have approximately 25,000 square feet of additional office space in Southfield, MI in a building owned by FMIC. We also lease office space in Conway, AR, Scottsdale, AZ, Irvine, CA, Los Angeles, CA, Atlanta, GA, Chicago, IL, Baton Rouge, LA, Boston, MA, New York, NY, Allen, TX, Austin, TX and Seattle, WA. We believe our current space is adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
     In September 2009, FMIC and CoverX received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include FM Emerald. Although the Pleadings seek to revoke CoverX’s and FM Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and FM Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as these risks are produced by CoverX and FM Emerald personnel located outside the State of California, which is how the Company is currently conducting business. The Pleadings also assert a right to seek monetary penalties, but no demand for payment has been made. FMIC, CoverX and FM Emerald have denied the allegations in the Pleadings, and CoverX and FM Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and FM Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.
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
ITEM 4. RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Price
     Our common stock has been listed on the New York Stock Exchange under the trading symbol “FMR” since October 18, 2006, following the pricing of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by the New York Stock Exchange, for the last two completed calendar years, and the per share dividend paid for each period presented (if any).

	2009
Quarter Ended	High	Low	Dividend

March 31, 2009	$14.91	$9.98	$—
June 30, 2009	16.20	11.65	0.025
September 30, 2009	14.80	12.34	0.025
December 31, 2009	14.08	12.68	0.025

	2008
Quarter Ended	High	Low	Dividend

March 31, 2008	$23.66	$14.75	$—
June 30, 2008	19.02	15.80	—
September 30, 2008	18.58	12.17	—
December 31, 2008	14.46	8.53	—
     On March 3, 2010, the last reported sales price of our common stock was $14.62 per share.
     As of February 26, 2010, there were 17,181,106 shares of issued and outstanding common stock held by approximately 1,200 known holders of record.

Dividends
     The Company’s Board of Directors declared quarterly cash dividends of $0.025 per share in May, August and December 2009. Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.
     We conduct substantially all of our operations through our subsidiaries. Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. Our principal source of funds is dividends and other payments from our subsidiaries. Therefore, our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements and is subject to the regulatory, contractual, rating agency and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the A.M. Best rating or other ratings of our insurance subsidiaries. Our three insurance subsidiaries are limited by regulation in their ability to pay dividends. For example, during 2010, FMIC, FMCC and AUIC may pay in the aggregate dividends to FMFC of up to $29.6 million without regulatory approval. There are generally no restrictions on the payment of dividends by our non-insurance subsidiaries. In addition, the terms of our borrowing arrangements may limit our ability to pay cash dividends to our stockholders.
     On February 22, 2010, the Company’s Board of Directors declared a one-time, special cash dividend of $2.00 per share, which is expected to be approximately $34.5 million in the aggregate, and a regular quarterly cash dividend, both to be paid March 31, 2010 to shareholders of record at the close of business on March 15, 2010. The special dividend will be funded in part from borrowings under the Company’s credit agreement. The Company has obtained a waiver from its lender through May 1, 2010 to permit the payment of the dividend. The Company determined the temporary waiver was required as it related to the special cash dividend declared by the Company’s Board of Directors on February 22, 2010 since the Company intends to fund a portion of the special dividend through borrowings under its credit agreement. The Company is negotiating with its lender to amend its credit agreement so that the dividend payment will not result in a violation of the credit agreement once the waiver period expires and anticipates completing such amendment prior to the expiration for the waiver period.

Stock Performance Graph
     The following graph compares the total return, based on share price, of an investment of $100.00 in our common stock from October 18, 2006, the date our common stock first became publicly traded on the New York Stock Exchange, through December 31, 2009 with the New York Stock Exchange Composite and the New York Stock Exchange Financial indices. All values assume reinvestment of the full amount of all dividends. This information is provided in accordance with Securities and Exchange Commission requirements and is not necessarily indicative of future results.

	(Includes reinvestment of dividends)
	Indexed Returns
	Oct. 18,	Dec	Dec	Dec	Dec
	2006	2006	2007	2008	2009

First Mercury Financial Corporation	100.00	120.62	125.13	73.13	70.69
NYSE Composite Index	100.00	105.48	112.43	66.45	82.93
NYSE Financial Index	100.00	104.88	91.14	42.26	51.84
Share Repurchase Program
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the twelve months ended December 31, 2009, the Company did not repurchase any shares of common stock under this new share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
     The Company’s prior share repurchase program, announced in August 2008, authorized the repurchase of up to 1.5 million shares of the Company’s outstanding common stock. As of August 7, 2009, the Company had repurchased 100 percent, or 1.5 million, of the total shares authorized for repurchase for approximately $19.0 million.
     The Company did not purchase any shares of common stock during the three months ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
     The table shown below presents our selected historical consolidated financial and other data for the five years ended December 31, 2009, which have been derived from our audited consolidated financial statements. The historical consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated annual financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
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
     The selected historical consolidated financial and other data presented below for the period from January 1, 2005 through August 16, 2005 (Predecessor), for the period from August 17, 2005 through December 31, 2005 (Successor), and for the years ended December 31, 2006 (Successor), December 31, 2007 (Successor), December 31, 2008 (Successor) and December 31, 2009 (Successor) have been derived from our audited consolidated financial statements.
     On June 27, 2008, the Company sold all of the outstanding capital stock of American Risk Pooling Consultants, Inc. (“ARPCO”). The results of ARPCO’s operations are presented as Discontinued Operations in the Consolidated Statements of Income.

	Successor					Predecessor
					August 17,	January 1,
		Year Ended			2005 to	2005 to
		December 31,			December 31,	August 16,
	2009	2008	2007	2006	2005	2005
		(Dollars in thousands, except for share and per share data)
Income Statement Data:
Direct and assumed written premiums	$344,418	$321,276	$271,501	$218,181	$71,040	$104,856
Net written premiums	224,505	219,951	155,572	142,926	37,228	68,473
Net earned premiums	232,002	193,744	169,139	110,570	40,146	57,576
Commissions and fees	31,998	20,989	5,343	6,455	8,029	8,826
Net investment income	29,332	21,633	16,295	9,713	2,629	4,119
Net realized gains (losses) on investments (1)	28,006	(16,589)	786	1,137	278	(58)
OTTI losses on investments (1)	(669)	(4,098)	(184)	(620)	—	—
Total operating revenues	320,669	215,679	191,379	127,255	51,082	70,463
Losses and loss adjustment expenses, net	148,349	107,840	88,073	56,208	27,022	28,072
Amortization of deferred acquisition expenses	54,610	41,164	30,706	16,358	7,954	12,676
Underwriting, agency, and other expenses	44,852	34,355	10,328	9,989	4,204	5,709
Amortization of intangible assets	2,247	2,038	667	711	434	732
Total operating expenses	250,058	185,397	129,774	83,266	39,614	47,189
Operating income	70,611	30,282	61,605	43,989	11,468	23,274
Interest expense	5,683	5,820	4,453	16,615	3,980	1,519
Income from continuing operations before income taxes	65,329	24,150	56,593	27,414	7,822	21,985
Income taxes	20,966	6,414	18,922	9,285	3,291	7,106
Income from continuing operations	44,363	17,736	37,671	18,129	4,531	14,879
Income from discontinued operations (2)	—	23,105	4,060	3,740	2,181	1,244
Net income	44,363	40,841	41,731	21,869	6,712	16,123

Basic Net Income Per Share: (3)
Income from continuing operations	$2.53	$0.98	$2.13	$2.19	$0.77	$1.02
Income from discontinued operations	$—	$1.27	$0.23	$0.54	$0.53	$0.10
Total	$2.53	$2.25	$2.36	$2.73	$1.30	$1.12

Diluted Net Income Per Share: (3)
Income from continuing operations	$2.48	$0.95	$2.03	$1.31	$0.38	$0.74
Income from discontinued operations	$—	$1.23	$0.22	$0.27	$0.18	$0.06
Total	$2.48	$2.18	$2.25	$1.58	$0.56	$0.80

Weighted average shares outstanding, basic	17,407,510	18,129,386	17,710,080	6,907,905	4,146,045	12,536,224
Weighted average shares outstanding, diluted	17,746,613	18,674,689	18,551,362	13,831,649	12,044,004	20,093,596

GAAP Underwriting Ratios:
Loss ratio (4)	63.9%	55.7%	52.1%	50.8%	67.3%	48.8%
Expense ratio (5)	31.0%	28.0%	20.4%	16.9%	8.7%	18.3%
Combined ratio (6)	94.9%	83.7%	72.5%	67.7%	76.0%	67.1%

Balance Sheet Data:
Total investments	699,490	543,030	459,288	297,841	211,025	202,013
Total assets	1,157,593	943,653	747,284	512,933	365,597	321,863
Loss and loss adjustment expense reserves	488,444	372,721	272,365	191,013	113,864	92,153
Unearned premium reserves (7)	146,773	147,849	123,469	91,803	84,476	77,778
Long-term debt	67,013	67,013	67,013	46,394	85,620	27,535
Total stockholders’ equity	316,084	261,637	229,380	172,738	64,327	106,908

Other Data:
Annual return on average stockholders’ equity	15.3%	16.6%	20.8%	23.6%	29.0%	26.0%
Debt to total capitalization ratio	18.3%	20.4%	22.6%	21.2%	57.1%	20.5%

(1)	Prior period amounts were reclassified to conform to current period’s presentation.

(2)	ARPCO has been reclassified as discontinued operations.

(3)	Net income per share and weighted average shares outstanding reflect a 925-for-1 stock split of our common stock which occurred prior to the completion of our initial public offering in October 2006.

(4)	Loss ratio is defined as the ratio of incurred losses and loss adjustment expenses to net earned premiums.

(5)	Expense ratio is defined as the ratio of (i) the amortization of deferred acquisition expenses plus other operating expenses, less expenses related to insurance services operations, less commissions and fee income related to underwriting operations to (ii) net earned premiums.

(6)	Combined ratio is the sum of the loss ratio and the expense ratio.

(7)	Unearned premium reserves are established for the portion of premiums that is allocable to the unexpired portion of the policy term.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form10-K. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” under Item 1A and elsewhere in this report that could cause actual results to differ materially from those expected in, or implied by, those forward looking statements. We undertake no obligation to update these forward-looking statements.
Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 36 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and have developed significant underwriting expertise and a cost-efficient infrastructure. Over the last nine years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
     First Mercury Financial Corporation (“FMFC”) is a holding company for our operating subsidiaries. Our operations are conducted with the goal of producing overall profits by strategically balancing underwriting profits from our insurance subsidiaries with the commissions and fee income generated by our non-insurance subsidiaries. FMFC’s principal operating subsidiaries are CoverX Corporation (“CoverX”), First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC), First Mercury Emerald Insurance Services, Inc. (“FM Emerald), and American Management Corporation (“AMC”).
     CoverX markets, produces and binds insurance policies pursuant to guidelines that we establish and for which we retain risk and receive premiums. As a wholesale insurance broker, CoverX markets our insurance policies through a nationwide network of wholesale and retail insurance brokers who then distribute these policies through retail insurance brokers. CoverX also provides services with respect to the insurance policies it markets in that it reviews the applications submitted for insurance coverage, decides whether to accept all or part of the coverage requested and determines applicable premiums based on guidelines that we provide. CoverX receives commissions from affiliated insurance companies, reinsurers, and non-affiliated insurers as well as policy fees from wholesale and retail insurance brokers.
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
     Following is a list of performance measures found throughout this report with their definitions, relationships to GAAP measures, and explanations of their importance to our operations:
     Gross written premiums. While net earned premiums is the related GAAP measure used in the statements of earnings, gross written premiums is the component of net earned premiums that measures insurance business produced before the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an overall gauge of gross business volume in our insurance underwriting operations with some indication of profit potential subject to the levels of our retentions, expenses, and loss costs.
     Net written premiums. While net earned premiums is the related GAAP measure used in the statements of earnings, net written premiums is the component of net earned premiums that measures the difference between gross written premiums and the impact of ceding reinsurance premiums, but without respect to when those premiums will be recognized as actual revenue. We use this measure as an indication of retained or net business volume in our insurance underwriting operations. It is an indicator of future earnings potential subject to our expenses and loss costs.
     Combined ratio. This ratio is a common insurance industry measure of profitability for any underwriting operation, and is calculated in two components. First, the loss ratio is losses and loss adjustment expenses divided by net earned premiums. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, net of insurance underwriting commissions and fees, divided by net earned premiums. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss. For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of pre-tax underwriting income.
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
Use of Estimates
     In preparing our consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of investments, intangible assets and goodwill.
Loss and Loss Adjustment Expense Reserves
     The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as Case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on reported cases, which are referred to as IBNR reserves. We do not discount the reserves for losses and loss adjustment expenses for the time value of money.
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
     When a claim is reported to us, our claims process includes completing a case-basis valuation and establishing a case reserve for the estimated amount of the ultimate payment as soon as practicable after receiving notice of a claim and after it has sufficient information to form a judgment about the probable ultimate losses and loss adjustment expenses associated with that claim.
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
     Our claims process includes updating the case-basis valuations continuously to incorporate new information. We also use actuarial analyses to estimate both the costs of losses and allocated loss adjustment expenses that have been incurred but not reported to us and the expected development of costs of losses and loss adjustment expenses on reported cases.

     We determine IBNR reserve estimates separately for our security, specialty, contract underwriting and FM Emerald classes. For security classes, our IBNR reserve estimates are determined using our actual historical loss and loss adjustment expense experience and reporting patterns from our loss and loss adjustment expense database which covers the last 25 years. For specialty, for which we have nine years of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs, and industry reporting patterns applicable to our classes in combination with our actual paid and incurred loss and loss adjustment expense reporting patterns. For other classes for which we have four years or less of historical data, our estimates give significant weight to industry loss and loss adjustment expense costs, industry reporting patterns applicable to our classes, and historical data when available in combination with our actual paid and incurred loss and loss adjustment expense reporting patterns. Our estimates also include estimates of future trends that may affect the frequency of claims and changes in the average cost of potential future claims.
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
     Our reserves for losses and loss adjustment expenses at December 31, 2009, 2008, and 2007, gross and net of ceded reinsurance were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Gross
Case reserves	$125,561	$91,057	$69,699
IBNR and ULAE reserves	362,883	281,664	202,666

Total reserves	$488,444	$372,721	$272,365

Net of reinsurance
Case reserves	$83,911	$62,497	$52,668
IBNR and ULAE reserves	240,045	181,672	128,253

Total	$323,956	$244,169	$180,921

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
     For security classes where we have many years of historical experience data, we perform quarterly analyses of the payment and reporting patterns of losses and loss adjustment expenses as well as reported and closed claims by accident year for security guard, alarm, and safety equipment sub-classes. We have generally relied primarily on the Loss Development Method in calculating ultimate losses and loss adjustment expenses for the more mature accident years, applying our historical loss and loss adjustment expense reporting patterns to paid and incurred losses and loss adjustment expenses reported to date by accident year to estimate ultimate loss and loss adjustment expense reserves. Our reserve estimates for the more recent, less mature accident years have relied more on the Bornhuetter-Ferguson and Cape Cod Methods to calculate ultimate loss and loss adjustment expense and IBNR reserves. Although we have calculated the results from the Expected Loss Ratio Method for the less mature years, we have not relied significantly on this method due to the more meaningful results of the other methods we have used for security classes.
     For the specialty, contract underwriting, FM Emerald and other classes, we have relied primarily on the Bornhuetter-Ferguson Method in calculating our quarterly reserve estimates. Although we use the Loss Development Method, we have not relied significantly on it as we are still building our experience database. We have also used the Expected Loss Ratio Method, which we have developed from industry loss cost information, adjusted for changes in premium rates, coverage restrictions, and estimated loss cost trends.
     Our reserve analysis determines a point estimate rather than a range of reserve estimates. We do not compute estimated ranges of loss reserves.
     We review loss and loss adjustment expense reserves on a quarterly basis. Actuarial loss reserves analyses and reports are prepared and are reviewed by management for all business classes and accident years on a quarterly basis. Annual actuarial Statements of Opinion on the reserves of our insurance subsidiaries are also prepared as of December 31, in accordance with insurance regulatory requirements. The carried reserves reflect management’s best estimate of the outstanding losses and loss adjustment expense liabilities after review of the actuarial analyses and Statements of Actuarial Opinion.
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
     The following table includes net ultimate loss and loss adjustment expense amounts by accident year for the year ended December 31, 2009. The use of net of ceded reinsurance amounts is most meaningful since the vast majority of our ceded reinsurance is on a quota share basis. We have applied the sensitivity factors to each accident year amount and have calculated the amount of potential net reserve change and the impact on 2009 reported pre-tax income and on net income and stockholders’ equity at December 31, 2009. We do not believe it is appropriate to sum the illustrated amounts as it is not reasonably likely that each accident year’s reserve estimate assumptions will vary simultaneously in the same direction to the full extent of the sensitivity factor.

				Potential
	Ultimate Loss	December 31, 2009	Potential	Impact on 2009
	and LAE	Ultimate Losses	Impact on 2009	Net Income and
	Sensitivity	and LAE Net of	Pre-Tax	December 31, 2009
	Factor	Ceded Reinsurance	Income	Stockholders’ Equity
	(Dollars in thousands)

Increased Ultimate Losses & LAE
Accident Year 2009	10.00%	$154,020	$(15,402)	$(10,011)
Accident Year 2008	5.00	112,685	(5,634)	(3,662)
Accident Year 2007	2.50	76,100	(1,903)	(1,237)

Decreased Ultimate Losses & LAE
Accident Year 2009	(10.00)%	$154,020	$15,402	$10,011
Accident Year 2008	(5.00)	112,685	5,634	3,662
Accident Year 2007	(2.50)	76,100	1,903	1,237
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
     The Company underwrote a retroactive loss portfolio transfer (“LPT”) contract during 2009 in which the insured loss events occurred prior to the inception of the contract. This contract was evaluated to determine whether it met the established criteria for reinsurance accounting. When reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. These contracts can cause significant variances in gross written premiums, net written premiums, net earned premiums, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method. The Company has no LPT contracts that are accounted for using the deposit method.
     Commissions and Fees. Wholesale agency commissions and fee income from unaffiliated companies are earned at the effective date of the related insurance policies produced or as services are provided under the terms of the administrative and service provider contracts. Related commissions to retail agencies are concurrently expensed at the effective date of the related insurance policies produced. Profit sharing commissions due from certain insurance and reinsurance companies, based on losses and loss adjustment expense experience, are earned when determined and communicated by the applicable contract.
Investments
     Our marketable investment securities, including fixed maturity and equity securities, and short-term investments, are classified as available-for-sale and, as a result, are reported at market value. The changes in the fair value of these investments are recorded as a component of Other comprehensive income (loss). Convertible securities are accounted for under the accounting guidance for hybrid securities whereby changes in fair value are reflected in Net realized gains (losses) on investments in the Consolidated Statements of Income. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. At the date of inception, we elected the fair value accounting option for these alternative investments in accordance with FASB guidance, whereby changes in fair value are reflected in Net investment income and Net realized gains (losses) on investments in the Consolidated Statements of Income.
     FASB guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The estimated fair values of the Company’s fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by this service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices, except as otherwise disclosed. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service, and has controls in place to validate that amounts provided represent fair values, consistent with this standard. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service, a review of specific securities and an assessment for proper classification within the fair value hierarchy. The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2009. These securities were classified as Level 2 at December 31, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in Other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in additional impairment losses reported in the consolidated financial statements.
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
     The Company determines the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. The Company determines the fair value of its indefinite-lived trade-name through the relief from royalty income valuation approach. The Company determines the fair value of its indefinite-lived state insurance licenses through the market valuation approach. The impairment analyses for goodwill and indefinite-lived intangibles indicated that impairment was not avoided by a narrow margin.
     All of the Company’s goodwill is allocated to the reporting unit of AMC since AMC has its own distinct business platform with discrete financial information. The Company acquired AMC to gain access to an established and experienced specialty admitted underwriting franchise with a definable niche market. The expertise of AMC’s specialty admitted underwriting franchise is not significantly correlated to our existing underwriting operations and we did not allocate any goodwill to our existing insurance underwriting operations based on this fact.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     The following table summarizes our results for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$232,002	$193,744	20%
Commissions and fees	31,998	20,989	52
Net investment income	29,332	21,633	36
Net realized gains (losses) on investments	28,006	(16,589)	269
Other-than-temporary impairment losses on investments	(669)	(4,098)	(84)

Total Operating Revenues	320,669	215,679	49

Operating Expenses
Losses and loss adjustment expenses, net	148,349	107,840	38
Amortization of intangible assets	2,247	2,038	10
Other operating expenses	99,462	75,519	32

Total Operating Expenses	250,058	185,397	35

Operating Income	70,611	30,282	133
Interest Expense	5,282	6,132	(14)

Income From Continuing Operations Before Income Taxes	65,329	24,150	171
Income Taxes	20,966	6,414	227

Income From Continuing Operations	44,363	17,736	150
Income From Discontinued Operations, Net of Income Taxes	—	23,105	(100)

Net Income	$44,363	$40,841	9%

Loss Ratio	63.9%	55.7%	8.2 points
Underwriting Expense Ratio	31.0%	28.0%	3.0 points

Combined Ratio	94.9%	83.7%	11.2 points

Operating Revenue
     Net Written and Earned Premiums

	Year Ended
	December 31,
	2009	2008	Change
	(Dollars in thousands)

Written premiums
Direct	$300,866	$303,539	(1)%
Assumed	43,552	17,737	146
Ceded	(119,913)	(101,325)	18

Net written premiums	$224,505	$219,951	2%

Earned premiums
Direct	$302,392	$281,897	7%
Assumed	43,102	16,733	158
Ceded	(111,460)	(105,122)	6
Earned but unbilled premiums	(2,032)	236	(961)

Net earned premiums	$232,002	$193,744	20%

     Direct written premiums decreased 1% and direct earned premiums increased $20.5 million, or 7%, primarily due to increases in production from the Company’s FM Emerald, Contract Underwriting and Other underwriting platforms offset by decreases in premium production from the Company’s Security and Specialty underwriting platforms during the year ended December 31, 2009.
     Assumed written premiums increased $25.8 million, or 146%, and assumed earned premiums increased $26.4 million, or 158%. The increase in assumed written and earned premiums is primarily due to an assumed reinsurance transaction that resulted in the recognition of $25.3 million of assumed written premium that was fully earned at the inception of the reinsurance contract.
     Ceded written premiums increased $18.6 million, or 18%, and ceded earned premiums increased $6.3 million, or 6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Ceded written premiums increased to 34.8% of direct and assumed written premiums during the year ended December 31, 2009 compared to 31.5% of direct and assumed written premiums during the year ended December 31, 2008 principally due to purchasing more quota share reinsurance during the year ended December 31, 2009 for the Company’s primary casualty business compared to the same period of 2008. The increase in quota share cessions was partially offset by an assumed reinsurance transaction that was fully retained by the Company and by lower cessions under our excess of loss treaties during the year ended December 31, 2009 and the elimination of a 50% quota share on a contract underwriting class of business during the fourth quarter of 2008, which impacted the year ended December 31, 2009.
     Earned but unbilled premiums decreased $2.3 million, or 961%, primarily due to the net earned premiums subject to audit for the year ended December 31, 2009 decreasing compared to the net premiums earned subject to audit during the year ended December 31, 2008.
     Commissions and Fees

	Year Ended
	December 31,
	2009	2008	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$5,501	$1,318	317%
Insurance services commissions and fees	26,497	19,671	35

Total commissions and fees	$31,998	$20,989	52%

     Insurance underwriting commissions and fees increased $4.2 million or 317% from the year ended December 31, 2008 to the year ended December 31, 2009. This increase was primarily due to $4.1 million of negative profit sharing commission recorded during the year ended December 31, 2008. Insurance services commissions and fees increased $6.8 million, or 35%, due to an increase in AMC commissions and fees of $5.1 million including a previously disclosed, non-recurring contingent commission adjustment for $1.3 million, and an increase of $1.7 million related to our workers’ compensation service program for the year ended December 31, 2009.

     Net Investment Income and Net Realized Gains (Losses) on Investments
     During the year ended December 31, 2009, net investment income was $29.3 million, a $7.7 million, or 36%, increase from $21.6 million reported during the year ended December 31, 2008. The increase was primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At December 31, 2009, invested assets were $699.5 million, a $156.5 million or 29% increase over $543.0 million of invested assets at December 31, 2008. This increase was due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield (net of investment expense) was 5.2% and 4.3% at December 31, 2009 and December 31, 2008, respectively. The tax equivalent investment yield was 5.7% and 5.0% at December 31, 2009 and December 31, 2008, respectively.
     During the year ended December 31, 2009, net realized gains were $28.0 million compared to net realized losses of $16.6 million during the year ended December 31, 2008. Net realized gains for the year ended December 31, 2009 were principally due to the mark to market increase in securities carried at market of approximately $22.5 million and net gains on the sale of certain securities of $5.0 million. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany those positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the year ended December 31, 2009, other-than-temporary impairment losses on investments were $0.7 million compared to other-than-temporary impairment losses on investments of $4.1 million during the year ended December 31, 2008. The decrease in other-than-temporary impairment losses on investments is primarily attributable to the stabilization of the capital markets.
Operating Expenses
     Losses and Loss Adjustment Expenses
     Losses and loss adjustment expenses incurred increased $40.5 million, or 38%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was primarily due to the increase in net earned exposures reflected in the 20% increase in net earned premiums, an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, $2.4 million of storm-related losses experienced during the second quarter of 2009, and $5.2 million of higher than anticipated 2009 commercial property fire and other losses and loss adjustment expenses during the second quarter of 2009, partially offset by favorable claims trends in the current and prior accident years. Losses and loss adjustment expenses for the year ended December 31, 2009 included approximately $5.7 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. Favorable development of $2.4 million in our Security general liability classes in the 2001, 2006 and 2007 accident years and $3.6 million in our Specialty general liability classes in the 2006 through 2007 accident years was due to lower than expected claim frequency and lower than expected severity. There was $0.5 million of unfavorable development in our Specialty general liability classes in the 2000 accident year. Net favorable development of $0.2 million in unallocated loss adjustment expenses was recorded for the 2006 through 2007 accident years.
     Losses and loss adjustment expenses for the year ended December 31, 2008 included approximately $4.8 million in favorable development of December 31, 2007 prior years’ loss and loss adjustment expense reserves and $2.9 million from the impact of Hurricane Ike. The $4.8 million in net favorable development included $6.0 million in our Specialty general liability classes in the 2007 accident year due to favorable claims trends, unfavorable development of $1.4 million in our Contract Underwriting liability classes in accident years 2005 through 2007 due to higher than expected severity in the 2006 and 2007 accident years reduced by lower than expected severity in the 2005 accident year and net favorable development of $0.2 million in unallocated loss and loss adjustment expenses for the 2005 through 2007 accident years.

     Other Operating Expenses

	Year Ended
	December 31,
	2009	2008	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$54,610	$41,164	33%
Ceded reinsurance commissions	(31,994)	(32,201)	(1)
Other underwriting and operating expenses	76,846	66,556	15

Other operating expenses	$99,462	$75,519	32%

     During the year ended December 31, 2009, other operating expenses increased $23.9 million, or 32%, from the year ended December 31, 2008. Amortization of deferred acquisition expenses increased by $13.4 million, or 33% due to increased acquisition expenses on new underwriting initiatives and the impact of purchasing less quota share reinsurance in 2008, partially offset by purchasing more quota share reinsurance in 2009. Ceded reinsurance commissions decreased $0.2 million, or 1%, principally due lower ceding commissions related to profit sharing on ceded written premiums, partially offset by the effect of purchasing more quota share reinsurance during the year ended December 31, 2009 compared to the year ended December 31, 2008. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $10.3 million, or 15%. The increase was principally due to higher commissions and other acquisition costs of $6.4 million, higher corporate expenses of $1.8 million and an increase of $2.1 million in general and underwriting expenses related to our insurance services operations, which are unrelated to premiums, principally due to having a full year of AMC results compared to eleven months during the period ended December 31, 2008 due to the closing of the AMC acquisition on February 1, 2008 and increased premium production for unaffiliated carriers by our services operations.
     Interest Expense
     Interest expense decreased 14% from the year ended December 31, 2008 compared to the year ended December 31, 2009. This decrease was primarily due to a $0.7 million decrease in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes
     Our effective tax rates were approximately 32.1% for the year ended December 31, 2009 and 26.6% for the year ended December 31, 2008 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received and tax-exempt interest. The increase in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a lower portion of overall pretax income for the year ended December 31, 2009 compared to the same period of 2008.
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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     The following table summarizes our results for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$193,744	$169,139	15%
Commissions and fees	20,989	5,343	293
Net investment income	21,633	16,295	33
Net realized gains (losses) on investments	(16,589)	786	(2,211)
Other-than-temporary impairment losses on investments	(4,098)	(184)	2,127

Total Operating Revenues	215,679	191,379	13

Operating Expenses
Losses and loss adjustment expenses, net	107,840	88,073	22
Amortization of intangible assets	2,038	667	206
Other operating expenses	75,519	41,034	84

Total Operating Expenses	185,397	129,774	43

Operating Income	30,282	61,605	(51)
Interest Expense	6,132	5,012	22

Income From Continuing Operations Before Income Taxes	24,150	56,593	(57)
Income Taxes	6,414	18,922	(66)

Income From Continuing Operations	17,736	37,671	(53)
Income From Discontinued Operations, Net of Income Taxes	23,105	4,060	469

Net Income	$40,841	$41,731	(2)%

Loss Ratio	55.7%	52.1%	3.6 points
Underwriting Expense Ratio	28.0%	20.4%	7.6 points

Combined Ratio	83.7%	72.5%	11.2 points

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
     Ceded written premiums decreased $14.6 million, or 13%, and ceded earned premiums increased $29.4 million, or 39%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Ceded written premiums decreased principally due to purchasing 10% quota share reinsurance during the first quarter of 2008 and purchasing 15% quota share reinsurance during the remainder of 2008, while the Company purchased 35% quota share reinsurance from January 1, 2007 through September 30, 2007 and 25% quota share reinsurance from October 1, 2007 through December 31, 2007, offset somewhat by the purchase of 50% quota share reinsurance on a portion of the new niche specialty premiums and by the cutoff of two of the Company’s quota share reinsurance contracts whereby the reinsurers returned approximately $6.0 million in ceded unearned premiums. Ceded earned premiums increased primarily due to ceded written premiums continuing to be earned on the Company’s 2007 35% quota share reinsurance treaties, which were amended to 25% on October 1, 2007, while there were no ceded earned premiums related to the Company’s 2006 50% reinsurance treaties during the year ended December 31, 2007 due to the termination of the 2006 50% quota share reinsurance treaties on a “cutoff” basis at December 31, 2006. The effect of the December 31, 2006 50% quota share cut-off reinsurance termination was to reduce ceded earned premiums for the year ended December 31, 2007 by approximately $39.6 million, and to increase net earned premiums by the same amount.
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
     During the year ended December 31, 2008 net realized losses on investments were $16.6 million compared to net realized gains of $0.8 million during the year ended December 31, 2007. Net realized losses for the year ended December 31, 2008 were principally due to the mark to market declines in securities carried at market of approximately $14.6 million and losses on the sale of certain securities of $5.0 million, partially offset by gains on the sale of certain securities. The mark to market declines of securities carried at market in accordance with applicable FASB guidance of approximately $14.6 million were predominantly related to convertible securities. Convertible security valuations were under significant pressure over the period due to hedge fund deleveraging during a significant equity market decline and widening corporate bond spreads.
     Other-Than-Temporary Impairment Losses on Investments. During the year ended December 31, 2008, other-than-temporary impairment losses on investments were $4.1 million compared to other-than-temporary impairment losses on investments of $0.2 million during the year ended December 31, 2007.
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

     During the year ended December 31, 2008, other operating expenses increased $34.5 million, or 84%, from the year ended December 31, 2007. Amortization of deferred acquisition expenses increased by $10.5 million, or 34%. Ceded reinsurance commissions decreased $8.2 million, or 20%, principally due to the effect of purchasing 10% quota share reinsurance from January 1, 2008 through March 31, 2008, and 15% quota share reinsurance from April 1, 2008 through December 31, 2008 compared to purchasing 35% quota share reinsurance from January 1, 2007 through September 30, 2007, and 25% quota share reinsurance from October 1, 2007 through December 31, 2007 and the return of $2.2 million of ceding commissions related to the cutoff of two of the Company’s quota share reinsurance contracts, offset by changes in ceding commission rates. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $15.8 million. The increase was principally due to an increase in commissions and general and underwriting expenses of $19.0 million related to our insurance services operations, which are unrelated to premiums. The $19.0 million increase is primarily due to our acquisition of AMC on February 1, 2008. This increase was partially offset by an increase in deferrals of acquisition expenses related to the Company’s 41% increase in net written premiums during 2008, net of increases in other underwriting and operating expenses.
     Interest Expense
     Interest expense increased $1.1 million, or 22%, from 2007 to 2008. This increase was primarily due to a $1.4 million increase in interest expense related to junior subordinated debentures of $20.6 million which were issued in September 2007 offset somewhat by a $0.3 million decrease in the change in fair value of the interest rate swap on junior subordinated debentures as is discussed in “Liquidity and Capital Resources” below.
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

Liquidity and Capital Resources
Sources and Uses of Funds
     FMFC. FMFC is a holding company with all of its operations being conducted by its subsidiaries. Accordingly, FMFC has continuing cash needs for primarily administrative expenses, debt service, taxes and shareholder dividends. Funds to meet these obligations come primarily from management and administrative fees from all of our subsidiaries, and dividends from our non-insurance subsidiaries.
     Insurance Subsidiaries. The primary sources of our insurance subsidiaries’ cash are net written premiums and amounts earned from investments and the sale or maturity of invested assets. Additionally, FMFC has in the past and may in the future contribute capital to its insurance subsidiaries.
     The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions, taxes, making investments and paying dividends. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC, FMCC and AUIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.
     No dividends were paid to FMFC by our insurance subsidiaries during the years ended December 31, 2009, 2008 or 2007. Our insurance subsidiaries are restricted by statute as to the amount of dividends that they may pay without the prior approval of their domiciliary state insurance departments. Based on the policyholders’ surplus and the net income of our insurance subsidiaries as of December 31, 2009, FMIC, FMCC and AUIC may pay dividends in 2010, if declared, of up to $29.6 million without regulatory approval.
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
Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of common stock and debt. We use operating cash primarily to pay operating expenses, losses and loss adjustment expenses, for purchasing investments and for paying dividends. A summary of our cash flows is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities — continuing operations	$86,878	$114,768	$121,924
Operating activities — discontinued operations	—	1,928	4,808
Investing activities — continuing operations	(95,303)	(138,571)	(155,026)
Investing activities — discontinued operations	—	41,830	—
Financing activities — continuing operations	(9,133)	(6,554)	32,391

Change in cash and cash equivalents	$(17,558)	$13,401	$4,097

     Net cash provided by operating activities from continuing operations for the years ended December 31, 2009 and December 31, 2008 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Net cash provided by operating activities from continuing operations for the year ended December 31, 2007 was primarily from cash received on net written premiums and cash received for the unearned premiums related to the 2006 50% quota share reinsurance contract terminated on a “cut-off” basis on December 31, 2006 less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the years ended December 31, 2009, 2008 and 2007 was retained on a “funds withheld” basis in accordance with quota share reinsurance contracts.

     Net cash provided by operating activities from discontinued operations for the years ended December 31, 2008 and 2007 was primarily from cash received on commissions and service fees less cash disbursed for operating expenses.
     For 2009, net cash used in investing activities from continuing operations totaled $95.3 million, and was primarily invested in short-term, debt and equity securities. The $43.3 million decrease in net cash used in investing activities from continuing operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 was the result of a decrease of $23.9 million in our net investment in short-term, debt and equity securities, and $18.9 million due to the acquisition of AMC in 2008.
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
     There were no cash flows from investing activities from discontinued operations for the years ended December 31, 2007.
     For 2009, net cash used in financing activities resulted from the purchase of common stock under the Company’s Share Repurchase Plan (Note 12), the payment of shareholders’ dividends, and the purchase of common stock by the Company to be held in a rabbi trust for the benefit of the Company’s Supplemental Executive Retirement Plan, partially offset by net short-term borrowings of $4.0 million on the Company’s $30.0 million revolving credit facility.
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

Stockholders’ Equity
     Our total stockholders’ equity was $316.1 million, or $18.40 per outstanding share, as of December 31, 2009 compared to $261.6 million, or $14.67 per outstanding share, as of December 31, 2008. Our tangible stockholders’ equity attributable to common shareholders was $266.1 million, or $15.49 per outstanding share, as of December 31, 2009 compared to $210.2 million, or $11.79 per outstanding share as of December 31, 2008. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common stockholders:

	December 31,	December 31,
	2009	2008
	(Dollars in thousands, except
	share and per share data)

Total stockholders’ equity	$316,084	$261,637
Intangible assets, net	(37,104)	(39,351)
Deferred tax liability — intangible assets, net	12,613	13,399
Goodwill	(25,483)	(25,483)

Tangible stockholders’ equity attributable to common stockholders	$266,110	$210,202

Common stock outstanding	17,181,106	17,836,337

Book value per share	$18.40	$14.67

Tangible book value per share	$15.49	$11.79

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
Secondary offering
     On June 27, 2007, the Company completed a public offering of 695,189 shares of common stock for gross proceeds of $13.4 million. Costs associated with the follow-on offering included $0.8 million of underwriting costs and $0.4 million of other issuance costs.
Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At December 31, 2009, the three month LIBOR rate was 0.25%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferrals have been made or are expected.
     Credit Agreement. In October 2006, we entered into a credit agreement which provided for borrowings of up to $30.0 million. At December 31, 2009, borrowings under the credit agreement bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. On February 22, 2010, in connection with receipt of a temporary waiver of any event of default through May 1, 2010, the interest rate on borrowings under the credit agreement was changed to equal the greater of: (i) the prime rate, (ii) a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate plus 0.5% and (iii) a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0% plus 1.0%; or, with respect to certain other borrowings, a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0%. The obligations under the credit agreement are guaranteed by our material non-insurance subsidiaries. The maturity date of borrowings made under the credit facility is September 2011. At December 31, 2009, there were $4.0 million of borrowings under the agreement. The credit agreement also contains various restrictive covenants that relate to the Company’s shareholders’ equity, leverage ratio, fixed charge coverage ratio, surplus and risk based capital, and A.M. Best Ratings of its insurance subsidiaries. At December 31, 2009, the Company was in compliance with all of the covenants related to the credit agreement. On February 22, 2010, the Company received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010. The Company determined the temporary waiver was required as it related to the special cash dividend declared by the Company’s Board of Directors on February 22, 2010 since the Company intends to a fund a portion of the special dividend through borrowings under this credit agreement. If the Company does not renegotiate its credit agreement by May 1, 2010 or receive an extension of the temporary waiver of event of default, the Company will be in default under the terms of the credit agreement.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In June 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under our other swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At December 31, 2009, we had no exposure to credit loss on the interest rate swap agreements.
     Contractual Obligations and Commitments
     The following table illustrates our contractual obligations and commercial commitments as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)

Contractual payments by period:
Long-term debt	$67,013	$—	$—	$—	$67,013
Interest on long-term debt	143,116	5,408	10,832	10,817	116,059
Operating lease obligations	10,837	1,902	4,026	2,967	1,942
Reserve for losses and loss adjustment expenses	488,444	107,099	192,923	104,644	83,778
Credit agreement	4,000	—	4,000	—	—

Total	$713,410	$114,409	$211,781	$118,428	$268,792

     The reserve for losses and loss adjustment expenses payment due by period in the table above are based on the reserve of loss and loss adjustment expenses as of December 31, 2009 and actuarial estimates of expected payout patterns by type of business. As a result, our calculation of the reserve of loss and loss adjustment expenses payment due by period is subject to the same uncertainties associated with determining the level of the reserve of loss and loss adjustment expenses and to the additional uncertainties arising from the difficulty in predicting when claims, including claims that have been incurred but not reported to us, will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of the reserve for loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Risk Factors” for a discussion of the uncertainties associated with estimating the reserve for loss and loss adjustment expenses.
     On February 22, 2010, the Company received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010. The Company determined the temporary waiver was required as it related to the special cash dividend declared by the Company’s Board of Directors on February 22, 2010 since the Company intends to a fund a portion of the special dividend through borrowings under this credit agreement. If the Company does not renegotiate its credit agreement by May 1, 2010 or receive an extension of the temporary waiver of event of default, the Company will be in default under the terms of the credit agreement which could result in the acceleration of amounts due under the credit agreement.
     The above table includes all interest payments through the stated maturity of the related long-term debt. Variable rate interest obligations are estimated based on interest rates in effect at December 31, 2009, and, as applicable, the variable rate interest included the effects of our interest rate swaps through the expiration of those swap agreements.

     Cash and Invested Assets
     Our invested assets consist of fixed maturity securities, convertible securities, money market funds and alternative investments. At December 31, 2009, our investments had a market value of $699.5 million and consisted of the following investments:

	December 31, 2009
	Market Value	% of Portfolio
	(Dollars in thousands)

Short Term Investments	$12,216	1.7%
U.S. Treasuries	4,121	0.6%
U.S. Agencies	1,016	0.1%
Municipal Bonds	202,424	28.9%
Taxable Municipal Bonds	4,845	0.8%
Corporate Bonds	125,628	17.9%
High Yield Bonds	20,012	2.9%
MBS Passthroughs	58,801	8.4%
CMOs	87,909	12.6%
Asset-Backed Securities	22,881	3.3%
Commercial MBS	58,105	8.3%
Convertible Securities	69,525	9.9%
High Yield Convertible Fund	18,174	2.6%
Structured Finance Fund	12,427	1.8%
Preferred Stocks	1,406	0.2%

Total	$699,490	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at December 31, 2009. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life	% of Total Investment

Less than one year	13.4%
One to two years	11.1%
Two to three years	18.5%
Three to four years	14.8%
Four to five years	12.5%
Five to seven years	13.2%
More than seven years	16.5%

Total	100.0%

     The primary goals of our investment portfolio are to:
•	accumulate and preserve capital;

•	assure proper levels of liquidity;

•	optimize total after tax return subject to acceptable risk levels;

•	provide an acceptable and stable level of current income; and

•	approximate duration match between investments and our liabilities.
     In keeping with these goals, we maintain an investment portfolio consisting primarily of high grade fixed income securities. Our investment policy is developed by the investment committee of the board of directors of our insurance companies and is designed to comply with the regulatory investment requirements and restrictions to which our insurance subsidiaries are subject.
     We have structured our investment policy to manage the various risks inherent in achieving our objectives. Credit-related risk is addressed by limiting minimum weighted-average portfolio credit quality to A, with no more than 30% of the aggregate portfolio being rated BBB or below. In addition, no more than 10% of the portfolio may be rated NAIC 3 or below at time of purchase. Per issue credit limits have been set to limit exposure to single issue credit events. Interest rate risk or duration risk management was tied to the duration of the net loss and loss adjustment expense reserves. The effective duration of the portfolio as of December 31, 2009 is approximately 3.5 years and the taxable equivalent duration is 3.2 years. Excluding cash, convertible securities, limited partnerships, and equity, the portfolio duration and taxable equivalent duration are 3.7 years and 3.5 years, respectively. The shorter tax-effected duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield (net of investment expenses) on total investments was 5.2% and 4.3% for December 31, 2009 and December 31, 2008, respectively. The tax equivalent investment yield was 5.7% and 5.0% at December 31, 2009 and December 31, 2008, respectively. The increase was the result of higher reinvestment yields on new purchases versus maturing bonds. Additionally, we took advantage of wider spreads in the high yield corporate and the non-agency mortgage market by making allocations to these sectors. Our investment policy establishes diversification requirements across various fixed income sectors including governments, agencies, mortgage and asset-backed securities, corporate bonds, preferred stocks, municipal bonds and convertible securities. Although our investment policy allows for investments in equity securities, we have minimal current exposure and do not have any current plans to add exposure to equities. Convertible securities are utilized as a means of achieving equity exposure with lower long-term volatility than the broad equity market while having the added benefit of being treated as bonds from a statutory perspective.
     We utilize five investment managers, each with its’ own specialty. Each of these managers has authority and discretion to buy and sell securities subject to guidelines established by our investment committee. Management monitors the investment managers as well as our investment results with the assistance of an investment advisor that has been advising us since 1990. Our investment advisor is independent of our investment managers and the funds in which we invest. Each manager is measured against a customized benchmark on a monthly basis. Investment performance and market conditions are continually monitored. The investment committee reviews our investment results at a minimum quarterly.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of A+ at December 31, 2009. The fixed income portfolio had a weighted average credit quality of AA- at December 31, 2009. The majority of the investments rated BBB and below are convertible securities and opportunistic investments in high yield credit and non-agency mortgage securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2009 as a percentage of total market value.

S&P Rating	% of Total Investments

AAA	45.1%
AA	14.8%
A	14.0%
BBB	13.1%
BB	5.6%
B	2.1%
CCC	5.2%
C	0.0%
NR	0.1%

Total	100.0%

     Within Mortgages, the Company invests in residential collateralized mortgage obligations (“CMO”) that typically have high credit quality and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does not purchase residual interests in CMOs.
     At December 31, 2009, the Company held CMOs classified as available-for-sale with a fair value of $87.9 million. Approximately 50.0% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at December 31, 2009, the Company held $58.1 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.

     The Company held commercial mortgage-backed securities (“CMBS”) of $58.1 million, of which 82.9% are pre-2006 vintage, at December 31, 2009. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 43.7% and comprised mainly of super senior structures. The weighted average loan to value at origination was 67.3%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $9.2 million and $19.3 million at December 31, 2009, respectively. Included in these securities is a recent allocation made to a manager who specializes in opportunities in the non-agency mortgage sector. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at December 31, 2009 was B-.
     The Company’s fixed maturity investment portfolio at December 31, 2009 included securities issued by numerous municipalities with a total carrying value of $207.3 million. Approximately $21.3 million, or 10.3%, were pre-refunded (escrowed with Treasuries). Approximately $92.6 million, or 44.7%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the third party insurers, resulted in a rating of AAA being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AA+ to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $92.6 million of insured municipal securities in the Company’s investment portfolio at December 31, 2009, 98.8% were rated A- or above, and approximately 80.7% were rated at AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at December 31, 2009. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     Cash and cash equivalents consisted of cash on hand of $14.3 million at December 31, 2009.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$4,014	$110	$(3)	$4,121
Government agency mortgage-backed securities	98,278	3,820	(16)	102,082
Government agency obligations	986	30	—	1,016
Collateralized mortgage obligations and other
asset-backed securities	120,505	8,142	(3,033)	125,614
Obligations of states and political subdivisions	198,252	9,310	(293)	207,269
Corporate bonds	135,549	10,596	(505)	145,640

Total Debt Securities	557,584	32,008	(3,850)	585,742
Preferred stocks	1,416	121	(131)	1,406
Short-term investments	12,216	—	—	12,216

Total	$571,216	$32,129	$(3,981)	$599,364

     At December 31, 2009 there were 135 unrealized loss positions with a total unrealized loss of $4.0 million. This represents approximately 0.7% of year end available-for-sale assets of $599.4 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of December 31, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, limited partnerships and equity is approximately 3.7 years, and 3.5 years on a taxable equivalent basis. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities. In light of our growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we do not have the intent and ability to hold these securities until they mature or recover in value.
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$359	$(3)	$—	$—
Government agency mortgage-backed securities	3,854	(16)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	8,438	(1,291)	9,635	(1,742)
Obligations of states and political subdivisions	14,044	(237)	1,179	(56)
Corporate bonds	4,551	(404)	5,563	(101)

Total Debt Securities	31,246	(1,951)	16,377	(1,899)
Preferred Stocks	—	—	375	(131)

Total	$31,246	$(1,951)	$16,752	$(2,030)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the year ended December 31, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of Impairment
Sector	at December 31, 2009
(Dollars in thousands)
Short Term Investments	$—
U.S. Treasuries	(3)
U.S. Agencies	—
Municipal Bonds	(242)
Taxable Municipal Bonds	(51)
Corporate Bonds	(504)
High Yield Bonds	(1)
MBS Passthroughs	(32)
CMOs	(1,256)
Asset-Backed Securities	(996)
Commercial MBS	(765)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(131)
Common Stocks	—

$(3,981)

     The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The majority of our unrecognized impairment losses are rated investment grade. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.
     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 7.7% as of December 31, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)

Non Investment Grade	12.6%	$6,532	$1,859	28.5%	28.9%
Investment Grade	87.4	45,449	2,122	4.7	70.4

Total	100.0%	$51,981	$3,981	7.7%	51.0%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.9 million of unrealized loss within non-investment grade, Alt-A and subprime home equity asset-backed securities accounted for 50.0% of this loss. The next highest percent of the loss within non-investment grade were CMOs at 30.5% of the loss. Within CMOs 42.0% were collateralized by prime loans with the balance in Alt-A and subprime. The remaining portion of the loss, or 19.5% within non-investment grade was 99.7% comprised of one financial corporate issue rated BB+ by Standard and Poors. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 31.6% of the total loss. Within CMOs 59.6% are rated AAA including the 50.0% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates. The next largest concentration of temporarily impaired securities is Asset-Backed Securities at approximately 25.0% of the total loss, followed by Commercial MBS at approximately 19.2% of the total loss. The vast majority of both Asset-Backed Securities and Commercial MBS are comprised of securities rated AAA and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Corporate Bonds at 12.7% of the total loss. Within Corporate Bonds 86.7% are rated investment grade or better, including the high yield corporate credit allocation, and their temporary impairment results primarily from the widening of credit spreads. Temporary losses within Municipals make up the majority of what remains at 7.4% of the total loss. Within Municipals 100% of the securities are rated investment grade by Standard & Poors, both on an enhanced and underlying basis.

     For the year ended December 31, 2009, we sold approximately $6.2 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 3.6% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions.
     During the year ended December 31, 2009, net realized gains were $28.0 million compared to net realized losses of $16.6 million during the year ended December 31, 2008. Net realized gains for the year ended December 31, 2009 were principally due to the mark to market increase in securities carried at market of approximately $22.5 million and net gains on the sale of certain securities of $5.0 million. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the year ended December 31, 2009, $56.0 million of the costs were deferred. Deferred policy acquisition costs totaled $25.7 million, or 28.7% of unearned premiums (net of reinsurance), at December 31, 2009.
Loss and Loss Adjustment Expense Reserves
     Losses and loss adjustment expenses. We maintain reserves to cover our estimated ultimate losses under all insurance policies that we write and our loss adjustment expenses relating to the investigation and settlement of policy claims. The reserves for losses and loss adjustment expenses represent our estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. Our reserves reflect our estimates at a given time of amounts that we expect to pay for losses that have been reported, which are referred to as case reserves, and losses that have been incurred but not reported and the expected development of losses and allocated loss adjustment expenses on reported cases, which are referred to as IBNR reserves. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses. We do not discount the reserves for losses and loss adjustment expenses for the time value of money.
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

Reconciliation of Unpaid Losses and Loss Adjustment Expenses
     We establish a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following table represents changes in our aggregate reserves during 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance, January 1	$372,721	$272,365	$191,013
Less reinsurance recoverables	128,552	91,444	66,926

Net balance, January 1	244,169	180,921	124,087

AUIC net reserves, date of acquisition	—	4,490	—

Incurred related to
Current year	154,020	112,685	88,911
Prior years	(5,671)	(4,845)	(838)

Total incurred	148,349	107,840	88,073

Paid related to
Current year	17,255	11,269	4,432
Prior years	51,307	37,813	26,807

Total paid	68,562	49,082	31,239

Net balance, December 31	323,956	244,169	180,921
Plus reinsurance recoverables	164,488	128,552	91,444

Balance, December 31	$488,444	$372,721	$272,365

     During 2009 the Company experienced approximately $5.7 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves. Favorable development of $2.4 million in our Security general liability classes in 2001, 2006 and 2007 accident years and $3.6 million in our Specialty general liability classes in the 2006 through 2007 accident years was due to lower than expected claim frequency and lower than expected severity. There was $0.5 million of unfavorable development in our Specialty general liability classes in the 2000 accident year. Net favorable development of $0.2 million in unallocated loss adjustment expenses was recorded for the 2006 through 2007 accident years.
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
     Loss Development. Below is a table showing the development of our reserves for unpaid losses and loss adjustment expenses for us for report years 1999 through 2009. The table portrays the changes in the loss and loss adjustment expenses reserves in subsequent years relative to the prior loss estimates based on experience as of the end of each succeeding year, on a GAAP basis.
     The first line of the table shows, for the years indicated, the net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 1999 it was estimated that $31.6 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 1999, whether reported or unreported to our insurance subsidiaries.
     The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $31.6 million was re-estimated to be $30.1 million at December 31, 2009. The increase/decrease from the original estimate would generally be a combination of factors, including:
•	reserves being settled for amounts different from the amounts originally estimated;

•	reserves being increased or decreased for individual claims that remain open as more information becomes known about those individual claims; and

•	more or fewer claims being reported after December 31, 1999 than had been reported before that date.
     The “cumulative redundancy (deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means that the original estimate was higher than the current estimate for reserves; a deficiency means that the current estimate is higher than the original estimate for reserves. For example, because the reserves established as of December 31, 1999 at $31.6 million were reestablished at December 31, 2009 at $30.1 million, it was re-estimated that the reserves which were established as of December 31, 1999 included a $1.5 million redundancy.
     The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $31.6 million as of December 31, 1999 by December 31, 2009 (ten years later) $29.6 million actually had been paid in settlement of the claims which pertain to the reserve as of December 31, 1999.
     Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

     Analysis of Unpaid Loss and Loss Adjustment Expense Development

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

Net reserve for unpaid losses and loss adjustment expenses	$31,561	$34,498	$46,617	$54,507	$56,644	$63,046	$91,995	$124,087	$180,921	$244,169	$323,956
Net reserves re-estimated at December 31:
One year later	27,926	34,677	47,744	56,023	58,342	82,087	93,113	123,249	176,012	238,498
Two years later	26,967	35,789	52,212	61,968	78,214	83,844	103,335	127,216	170,405
Three years later	27,932	37,774	59,665	81,339	80,314	91,733	111,649	125,466
Four years later	28,108	40,026	73,785	83,624	85,751	97,425	111,649
Five years later	28,770	45,470	76,375	87,750	89,353	97,425
Six years later	30,219	47,769	79,763	89,549	89,353
Seven years later	30,478	48,365	81,506	89,549
Eight year later	30,009	48,725	81,506
Nine years later	30,129	49,225
Ten years later	30,129

Cumulative redundancy (deficiency) on net reserves	1,432	(14,727)	(34,889)	(35,042)	(32,709)	(34,379)	(19,654)	(1,379)	10,516	5,671
Cumulative amount of net liability paid through December 31:
One year later	7,855	9,791	13,999	18,757	19,955	24,025	22,511	26,743	33,283	51,452
Two years later	14,063	19,060	30,603	37,249	40,487	42,835	44,471	50,408	67,475
Three years later	19,856	27,724	43,950	55,262	55,297	57,936	62,096	74,209
Four years later	24,039	33,839	56,471	66,215	64,799	68,820	79,339
Five years later	26,900	38,525	64,331	72,886	72,226	79,079
Six years later	28,328	43,065	68,985	77,738	78,381
Seven years later	28,996	44,894	73,899	81,734
Eight year later	29,175	46,688	76,762
Nine years later	29,376	48,023
Ten years later	29,583

Gross reserves — end of year	36,083	36,150	48,143	59,449	61,727	68,699	113,864	191,013	272,365	372,721	488,444
Reinsurance recoverable on unpaid losses	4,522	1,652	1,526	4,942	5,083	5,653	21,869	66,926	91,444	128,552	164,488

Net reserves — end of year	31,561	34,498	46,617	54,507	56,644	63,046	91,995	124,087	180,921	244,169	323,956

Gross reserves — re-estimated at 12/31/09	34,446	51,582	84,174	97,668	97,371	106,161	138,190	193,136	256,534	364,066
Reinsurance recoverable on unpaid losses — re-estimated at 12/31/09	4,317	2,357	2,668	8,119	8,018	8,736	26,541	67,670	86,129	125,568

Net reserves — re-estimated at 12/31/09	30,129	49,225	81,506	89,549	89,353	97,425	111,649	125,466	170,405	238,498
Cumulative redundancy (deficiency) on gross reserves	1,637	(15,432)	(36,031)	(38,219)	(35,644)	(37,462)	(24,326)	(2,123)	15,831	8,655

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
     During 2009, the Company experienced approximately $5.7 million of favorable development in net prior year reserves, with substantially all of the favorable development in the 2006 and 2007 accident years. The favorable development was due to lower than expected loss and allocated loss adjustment expense emergence on the 2006 and 2007 accident years.

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
     Effective January 1, 2009, we purchased quota share reinsurance for our primary casualty business which covers the majority of the casualty classes underwritten in the Security, Specialty, Contract Underwriting, and FM Emerald platforms. For our Security and Specialty classes, we purchased 25.75% quota share reinsurance coverage. For our Contract Underwriting and FM Emerald classes, we purchased 31.5% quota share reinsurance coverage. In addition, for these classes, we purchased $0.5 million excess of $0.5 million per occurrence for 2009. This coverage was 80% placed for our Security and Specialty classes and 100% placed for our Contract Underwriting and FM Emerald classes. Lastly, on our legal professional liability class, we purchased $1.5 million excess of $0.5 million per occurrence for 2009, which was 70% placed. On our umbrella and excess casualty business in 2009, we maintained quota share reinsurance treaties that provide for a quota share of 90% of this business, up to a limit of $10.0 million per occurrence. On our property business, we renewed our property excess per risk program at July 1, 2009. We placed 100% of $4.0 million excess of $1.0 million per risk and 90% of $0.7 million excess of $0.3 million per risk. We also purchased property catastrophe protection for our property business effective July 1, 2009. The program has limits of $35.0 million in excess of $5.0 million of ultimate net loss per occurrence, which represents our modeled one in 250 year event exposure.
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
     The following table illustrates our direct and ceded written premiums for the years ended December 31, 2009, 2008 and 2007:

	Direct Written Premiums and Premiums Ceded
	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)

Direct written premiums	$300,866	$303,539	$258,846
Ceded written premiums	(119,913)	(101,325)	(115,929)

Net written premiums	$180,953	$202,214	$142,917

Ceded written premiums as percentage of direct written premiums	39.9%	33.4%	44.8%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)

Ceded written premiums	$119,913	$101,325	$115,929
Ceded premiums earned	111,460	105,122	75,722
Losses and loss adjustment expenses ceded	81,491	57,313	35,363
Ceding commissions	29,158	36,069	27,351
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $27.4 million net cash paid for the year ended December 31, 2009 compared to net cash paid of $43.8 million for the year ended December 31, 2008. We paid approximately $33.9 million for the year ended December 31, 2007.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On December 31, 2009, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On December 31, 2009, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On December 31, 2009 and December 31, 2008, FMFC had a net amount of recoverables from reinsurers of $228.7 million and $181.2 million, respectively, on a consolidated basis. The following is a summary of our insurance subsidiaries’ net reinsurance recoverables by reinsurer:

		Net Amount	Net Amount
		Recoverable as of	Recoverable as of
	A.M. Best Rating	December 31, 2009	December 31, 2008
		(Dollars in thousands)

ACE Property & Casualty Insurance Company	A+	$71,333	$74,956
Swiss Reinsurance America Corporation	A	46,697	63,576
QBE Reinsurance Corporation	A	32,982	7,179
AXIS Reinsurance Company	A	20,245	2,635
Munich Reinsurance America, Inc.	A+	17,581	7,699
Liberty Mutual Insurance Company	A	10,478	664
Odyssey America Reinsurance Corporation	A	6,117	1,865
Hannover Rueckversicherung	A	5,354	1,523
Berkley Insurance Company	A+	5,097	4,944
American Constantine Insurance Company	NR	3,376	4,600
Other	(1)	9,442	11,595

Total		$228,702	$181,236

(1)	- substantially all other reinsurers carry an A.M. Best rating of “A” and above.
     American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The net amount of recoverables from ACIC at December 31, 2009 is fully collateralized by a grantor trust and irrevocable letter of credit.
     The reinsurance market moves in pricing cycles which are correlated with the primary insurance market. Thus, after experiencing adverse reserve development due to inadequate pricing during the soft market, the amount of capacity in the reinsurance market has decreased. This has in turn placed upward pressure on reinsurance prices and restricted terms.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued guidance related to accounting for business combinations. This standard established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. It also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and was effective for fiscal years beginning after December 15, 2008. The adoption of this standard changes our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.
     In December 2007, the FASB issued accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. The adoption of this standard in the first quarter of 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     In March 2008, the FASB issued new guidance for disclosures about derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under related FASB standards, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new guidance was effective for fiscal years beginning after November 15, 2008. The adoption of this standard in the first quarter of 2009 did not have a material effect on the Company’s financial statement disclosures.
     In April 2009, the FASB issued new accounting guidance which requires disclosures about the fair value of financial instruments in interim and annual financial statements. The new guidelines require disclosure of qualitative and quantitative information about the fair value of financial instruments including methods and significant assumptions used to estimate fair value during interim and annual reporting periods. The adoption of this guidance in 2009 is included in Note 5, “Fair Value Measurements” to the consolidated financial statements.

     In April 2009, the FASB issued new accounting guidance pertaining to the determination of fair value of assets and liabilities when volume and activity level have significantly decreased and for transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of this guidance in 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued new accounting guidance for the recognition and presentation of other-than-temporary impairments on investments. The new guidance modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more-likely-than-not an entity will be required to sell the debt security before its anticipated recovery. Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more-likely-than-not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statements of Income and the amount related to all other factors will be reported in Accumulated other comprehensive income (loss). It also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and presentation, the new guidance is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The adoption of the new guidance in 2009 resulted in a $1.0 million increase in Retained Earnings, which was offset by a corresponding decrease in Accumulated other comprehensive income (loss) of the same amount.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It provides direction for the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during 2009, and its application had no impact on our consolidated financial statements.
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
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The Company does not expect that the provisions of the guidance will have a material effect on its results of operations, financial position or liquidity.
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosures requirements to improve the transparency and comparability of fair value information in financial reporting. Specfically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at intital adoption. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.
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
     We address the risk associated with debt issuers by investing in fixed maturity securities that are investment grade, which are those securities rated “BBB—” or higher by Standard & Poor’s. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio. Our outside investment managers assist us in this process. We utilize a variety of tools and analysis as part of this process. If a security is rated “BBB—” or higher by Standard & Poor’s at the time that we purchase it and is then downgraded below “BBB—” while we hold it, we evaluate the security for impairment, and after discussing the security with our investment advisors, we make a decision to either dispose of the security or continue to hold it. Finally, we employ stringent diversification rules that limit our credit exposure to any single issuer or business sector.
     We address the risk associated with reinsurers by generally targeting reinsurers with A.M. Best financial strength ratings of “A-” or better. In an effort to minimize our exposure to the insolvency of our reinsurers, we evaluate the acceptability and review the financial condition of each reinsurer annually. In addition, we continually monitor rating downgrades involving any of our reinsurers. At December 31, 2009, all reinsurance contracts were with companies with A.M. Best ratings of “A” or better except for five reinsurers with A.M. Best ratings of “A-”.
Interest Rate Risk
     Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. We manage our exposure to interest rate risk through an asset and liability matching process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position. Our outside investment managers assist us in this process. We have $46.4 million cumulative principal amount of floating rate junior subordinated debentures outstanding. We have entered into interest rate swap agreements through 2014 with a combined notional amount of $20.0 million and through 2011 with a notional amount of $25.0 million in order to fix the interest rate on this debt, thereby reducing our exposure to interest rate fluctuations with respect to our debentures.
     The table below illustrates the sensitivity of the fair value of our fixed maturity securities to selected hypothetical changes in interest rates as of December 31, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities and stockholders’ equity:

			Hypothetical
			% Increase
			(Decrease) In
	Estimated	Estimated
	Fair	Change in	Fair	Stockholders’
	Value	Fair Value	Value	Equity
	(Dollars in thousands)

100 basis point increase	$579,282	$(20,082)	-3.4%	-6.4%
50 basis point increase	589,323	(10,041)	-1.7%	-3.2%
No change	599,364	—	—	—
50 basis point decrease	609,405	10,041	1.7%	3.2%
100 basis point decrease	619,446	20,082	3.4%	6.4%

     At December 31, 2009, our convertible securities had a total fair value of $69.5 million and we had $18.2 million invested in a limited partnership which invests in high yield convertible securities, for a total of $87.7 million combined. A hypothetical 10% increase in the fair value of the underlying equity securities could increase the fair value to $93.7 million and increase stockholders’ equity by 1.9%. Alternatively, a 10% decrease in the fair value of the underlying equity securities could decrease the fair value to $81.7 million and decrease stockholders’ equity by 1.9%.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan
     We have audited the accompanying consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mercury Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Troy, Michigan
March 16, 2010

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands,
	except share data)
ASSETS

Investments
Debt securities	$648,522	$495,799
Equity securities and other	38,752	15,089
Short-term	12,216	32,142

Total Investments	699,490	543,030
Cash and cash equivalents	14,275	31,833
Premiums and reinsurance balances receivable	78,544	56,398
Accrued investment income	6,248	5,400
Accrued profit sharing commissions	14,661	11,315
Reinsurance recoverable on paid and unpaid losses	172,711	135,617
Prepaid reinsurance premiums	57,374	48,921
Deferred acquisition costs	25,654	27,369
Intangible assets, net of accumulated amortization	37,104	39,351
Goodwill	25,483	25,483
Deferred federal income taxes	—	2,161
Other assets	26,049	16,775

Total Assets	$1,157,593	$943,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$488,444	$372,721
Unearned premium reserves	146,773	147,849
Long-term debt	67,013	67,013
Funds held under reinsurance treaties	71,661	49,419
Premiums payable to insurance companies	31,167	27,831
Reinsurance payable on paid losses	958	1,167
Deferred federal income taxes	13,844	—
Accounts payable, accrued expenses, and other liabilities	21,649	16,016

Total Liabilities	841,509	682,016

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued
and outstanding 17,181,106 and 17,836,337 shares	172	178
Paid-in-capital	154,417	161,957
Accumulated other comprehensive income (loss)	16,256	(3,027)
Retained earnings	147,087	103,028
Treasury stock; 130,600 and 33,600 shares	(1,848)	(499)

Total Stockholders’ Equity	316,084	261,637

Total Liabilities and Stockholders’ Equity	$1,157,593	$943,653

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$232,002	$193,744	$169,139
Commissions and fees	31,998	20,989	5,343
Net investment income	29,332	21,633	16,295
Net realized gains (losses) on investments	28,006	(16,589)	786
Other-than-temporary impairment losses on investments:
Total losses	(1,698)	(4,098)	(184)
Portion of losses recognized in accumulated other comprehensive income	1,029	—	—

Net impairment losses recognized in earnings	(669)	(4,098)	(184)

Total Operating Revenues	320,669	215,679	191,379

Operating Expenses
Losses and loss adjustment expenses, net	148,349	107,840	88,073
Amortization of deferred acquisition expenses	54,610	41,164	30,706
Underwriting, agency and other expenses	44,852	34,355	10,328
Amortization of intangible assets	2,247	2,038	667

Total Operating Expenses	250,058	185,397	129,774

Operating Income	70,611	30,282	61,605
Interest Expense	5,683	5,820	4,453
Change in Fair Value of Derivative Instruments	(401)	312	559

Income From Continuing Operations Before Income Taxes	65,329	24,150	56,593
Income Taxes	20,966	6,414	18,922

Income From Continuing Operations	44,363	17,736	37,671
Income From Discontinued Operations, Net of Income Taxes	—	23,105	4,060

Net Income	$44,363	$40,841	$41,731

Basic Net Income Per Share:
Income From Continuing Operations	$2.53	$0.98	$2.13
Income From Discontinued Operations	—	1.27	0.23

Total	$2.53	$2.25	$2.36

Diluted Net Income Per Share:
Income From Continuing Operations	$2.48	$0.95	$2.03
Income From Discontinued Operations	—	1.23	0.22

Total	$2.48	$2.18	$2.25

Weighted Average Shares Outstanding:
Basic	17,407,510	18,129,386	17,710,080

Diluted	17,746,613	18,674,689	18,551,362

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)
Balance, December 31, 2006	$174	$153,600	$(761)	$20,323	$(598)	$172,738
Common stock issued, net of issuance costs	7	12,242	—	—	—	12,249
Cumulative effect adjustment upon adoption of FASB ASC 815-15, net of tax of $72	—	—	(133)	133	—	—
Stock-based compensation expense	—	1,068	—	—	—	1,068
Common stock repurchased	—	—	—	—	(477)	(477)
Retirement of treasury stock	(1)	(1,074)	—	—	1,075	—
Comprehensive income:
Net income	—	—	—	41,731	—	41,731
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($1,317)	—	—	2,446	—	—	2,446
Change in fair value of interest rate swap, net of tax of $329	—	—	(612)	—	—	(612)
Less reclassification adjustment for losses included in net income, net of tax of ($128)	—	—	237	—	—	237

Total other comprehensive income	—	—	—	—	—	2,071

Total comprehensive income	—	—	—	—	—	43,802

Balance, December 31, 2007	180	165,836	1,177	62,187	—	229,380
Exercise of stock options	5	922	—	—	—	927
Stock-based compensation expense	—	2,174	—	—	—	2,174
Stock-based compensation excess tax benefits	—	1,573	—	—	—	1,573
Common stock repurchased and held in treasury	—	—	—	—	(499)	(499)
Common stock repurchased and retired	(7)	(8,548)	—	—	—	(8,555)
Comprehensive income:
Net income	—	—	—	40,841	—	40,841
Other comprehensive loss, net of tax
Unrealized holding losses on securities arising during the period, net of tax of $3,125	—	—	(5,803)	—	—	(5,803)
Change in fair value of interest rate swap, net of tax of $515	—	—	(956)	—	—	(956)
Less reclassification adjustment for losses included in net income, net of tax of ($1,376)	—	—	2,555	—	—	2,555

Total other comprehensive loss	—	—	—	—	—	(4,204)

Total comprehensive income	—	—	—	—	—	36,637

Balance, December 31, 2008	178	161,957	(3,027)	103,028	(499)	261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Exercise of stock options	1	26	—	—	—	27
Stock-based compensation expense	—	2,935	—	—	—	2,935
Stock-based compensation excess tax benefits	—	(21)	—	—	—	(21)
Common stock repurchased and held in treasury	—	—	—	—	(1,349)	(1,349)
Common stock repurchased and retired	(8)	(10,479)	—	—	—	(10,487)
Payment of shareholder dividend	—	—	—	(1,303)	—	(1,303)
Comprehensive income:
Net income	—	—	—	44,363	—	44,363
Cumulative effect of adoption of FASB ASC 320-10 at April 1, 2009	—	—	(999)	999	—	—
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the consolidated statements of income, net of tax of $360	—	—	(669)	—	—	(669)
Unrealized holding gains on securities arising during the period having no credit losses recognized in the consolidated statements of income, net of tax of ($12,413)	—	—	23,053	—	—	23,053
Change in fair value of interest rate swaps, net of tax of $112	—	—	(209)	—	—	(209)
Less reclassification adjustment for gains included in net income, net of tax of $1,019	—	—	(1,893)	—	—	(1,893)

Total other comprehensive income	—	—	—	—	—	20,282

Total comprehensive income	—	—	—	—	—	64,645

Balance, December 31, 2009	$172	$154,417	$16,256	$147,087	$(1,848)	$316,084

See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$44,363	$40,841	$41,731
Less: Income from discontinued operations	—	23,105	4,060

Income from continuing operations	44,363	17,736	37,671
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	4,112	3,485	1,554
Net investment income on alternative investments	(1,964)	(614)	—
Realized (gains) losses on investments	(28,006)	16,589	(786)
Other-than-temporary impairment losses on investments	669	4,098	184
Deferrals of acquisition costs, net	1,715	(13,113)	4,195
Deferred income taxes	5,083	(6,295)	(1,425)
Stock-based compensation expense	2,935	2,174	1,068
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	(22,146)	1,451	7,908
Accrued investment income	(848)	(919)	(1,550)
Accrued profit sharing commissions	(3,346)	2,905	(6,485)
Reinsurance recoverable on paid and unpaid losses	(37,094)	(38,621)	(27,558)
Prepaid reinsurance premiums	(8,453)	3,797	(42,341)
Loss and loss adjustment expense reserves	115,723	95,866	81,352
Unearned premium reserves	(1,076)	22,646	31,666
Funds held under reinsurance treaties	22,242	13,620	35,799
Reinsurance payable on paid losses	(209)	(2,791)	1,081
Premiums payable to insurance companies	3,336	2,449	1,435
Trust preferred investments, including deferred costs	—	—	(1,024)
Other	(10,158)	(9,695)	(820)

Net Cash Provided By Operating Activities — Continuing Operations	86,878	114,768	121,924
Net Cash Provided By Operating Activities — Discontinued Operations	—	1,928	4,808

Net Cash Provided by Operating Activities — Total	86,878	116,696	126,732

Cash Flows From Investing Activities
Cost of short-term investments acquired	(286,406)	(525,230)	(446,506)
Proceeds from disposals of short-term investments	306,332	528,119	428,499
Cost of debt and equity securities acquired	(266,457)	(259,431)	(202,047)
Proceeds from disposals of debt and equity securities	151,228	137,383	69,380
Acquisition, net of cash acquired	—	(18,869)	—
Cost of fixed asset purchases	—	(543)	(4,352)

Net Cash Used In Investing Activities — Continuing Operations	(95,303)	(138,571)	(155,026)
Net Cash Provided By Investing Activities — Discontinued Operations	—	41,830	—

Net Cash Used In Investing Activities — Total	(95,303)	(96,741)	(155,026)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	—	12,249
Stock issued on stock options exercised	27	927	—
Purchase of common stock	(10,487)	(9,054)	(477)
Payment of shareholder dividends	(1,303)	—	—
Cash retained on (used for) excess tax benefits	(21)	1,573	—
Purchase of treasury stock	(1,349)	—	—
Net borrowings under credit facility	4,000	—	—
Issuance of long-term debt	—	—	20,619

Net Cash Provided By (Used In) Financing Activities	(9,133)	(6,554)	32,391

Net Increase (Decrease) In Cash and Cash Equivalents	(17,558)	13,401	4,097
Cash and Cash Equivalents, beginning of period	31,833	18,432	14,335

Cash and Cash Equivalents, end of period	$14,275	$31,833	$18,432

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,512	$5,935	$3,863
Income taxes	$12,200	$22,700	$24,165
See accompanying notes to consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the results of FMFC and its subsidiaries. FMFC’s subsidiaries are First Mercury Insurance Company (“FMIC”), First Mercury Casualty Company (“FMCC”), CoverX Corporation (“CoverX”), Quantum Direct Service Corporation (“QDSC”), Questt Agency, Inc. (“Questt”), First Mercury Emerald Insurance Services, Inc. (“FM Emerald”), Van-American Insurance Services, Inc. (“VAIS”), and American Management Corporation (“AMC”) and its subsidiaries, American Underwriters Insurance Company (“AUIC”) and AMC Re, Inc. (“AMC Re”), collectively referred to as “the Company.” All significant intercompany transactions have been eliminated upon consolidation.
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
Use of Estimates
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses reported for the periods then ended. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term relate primarily to the determination of the reserves for losses and loss adjustment expenses and valuation of investments, intangible assets and goodwill.
Cash Equivalents
     The Company considers all short-term investments with a maturity date of three months or less from the date of purchase to be cash equivalents. The carrying amount approximates market value because of the short maturity of those instruments.
Investments
     Our marketable investment securities, including fixed maturity and equity securities, and short-term investments, are classified as available-for-sale and, as a result, are reported at market value. The changes in the fair value of these investments are recorded as a component of Other comprehensive income (loss). Convertible securities are accounted for under the accounting guidance for hybrid securities whereby changes in fair value are reflected in Net realized gains (losses) on investments in the Consolidated Statements of Income. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. At the date of inception, we elected the fair value accounting option for these alternative investments in accordance with FASB guidance, whereby changes in fair value are reflected in Net investment income and Net realized gains (losses) on investments in the Consolidated Statements of Income.
     FASB guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The estimated fair values of the Company’s fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by this service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices, except as otherwise disclosed. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service, and has controls in place to validate that amounts provided represent fair values, consistent with this standard. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service, a review of specific securities and an assessment for proper classification within the fair value hierarchy. The hierarchy level assigned to each security in our available-for-sale, hybrid securities, and alternative investments portfolios is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2009. These securities were classified as Level 2 at December 31, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in Other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in additional impairment losses reported in the consolidated financial statements.
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
Goodwill and Intangible Assets
     In accordance with FASB accounting guidance for goodwill and intangible assets that are not subject to amortization, these intangible assets shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for goodwill shall consist of a comparison of the fair value of the goodwill with the carrying amount of the reporting unit to which it is assigned. The impairment test for intangible assets shall consist of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying amount of the goodwill or intangible assets exceeds their fair value, an impairment loss shall be recognized in an amount equal to that excess. All of the Company’s goodwill is from the 2008 acquisition of AMC (see Note 2).
     In accordance with FASB accounting guidance for the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.
     The Company determines the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. The Company determines the fair value of its indefinite-lived trade-name through the relief from royalty income valuation approach. The Company determines the fair value of its indefinite-lived state insurance licenses through the market valuation approach. The impairment analyses for goodwill and indefinite-lived intangibles indicated that impairment was not avoided by a narrow margin.
     All of the Company’s goodwill is allocated to the reporting unit of AMC since AMC has its own distinct business platform with discrete financial information. The Company acquired AMC to gain access to an established and experienced specialty admitted underwriting franchise with a definable niche market. The expertise of AMC’s specialty admitted underwriting franchise is not significantly correlated to our existing underwriting operations and we did not allocate any goodwill to our existing insurance underwriting operations based on this fact.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Components of intangible assets at December 31, 2009 and 2008 consist of the following:

			Gross	December 31,
	Estimated	Amortization	Carrying	2009	2008
	Useful Life	Method	Amount	Accumulated Amortization
	(Dollars in thousands)
Amortizing intangible assets
CoverX customer list	10	Cash flow	$2,733	$1,549	$1,019
CoverX broker relationships	10	Straight-line	1,352	592	456
Non-compete agreements	4	Straight-line	863	863	728
Software license	10	Straight-line	432	189	146
AMC agent relationships	18	Cash flow	9,150	2,407	1,146
AMC trade name	20	Straight-line	2,130	204	97
AMC customer relationships	15	Straight-line	520	67	32

Total amortizing intangible assets			$17,180	$5,871	$3,624

Non-amortizing intangible assets
CoverX trade name	Indefinite	n/a	22,055	n/a	n/a
FMIC & FMCC state licenses	Indefinite	n/a	3,740	n/a	n/a

Total non-amortizing intangible assets			$25,795

     Our non-amortizing intangible assets consist of the trade name for CoverX and the state/jurisdiction licenses to conduct insurance operations, as it is expected that these intangibles will contribute to cash flows indefinitely. The trade name and the state/jurisdiction licenses have been in existence for many years and there is no foreseeable limit on the period of time over which they are expected to contribute cash flows. Aggregate amortization expense related to intangible assets was $2.2 million, $2.0 million, and $0.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Approximately $0.3 million, and $0.5 million of amortization expense for the years ended December 31, 2008, and 2007, respectively, was reclassified to Discontinued Operations. The weighted-average remaining useful life is 12.9 years. Estimated amortization expense for each of the next five years is as follows:

Estimated
Year	Amortization Expense
(Dollars in thousands)
2010	$1,980
2011	1,671
2012	1,404
2013	1,162
2014	982
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     The Company underwrote a retroactive loss portfolio transfer (“LPT”) contract during 2009 in which the insured loss events occurred prior to the inception of the contract. This contract was evaluated to determine whether it met the established criteria for reinsurance accounting. When reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses are recognized at the inception of the contract. These contracts can cause significant variances in gross written premiums, net written premiums, net earned premiums, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method. The Company has no LPT contracts that are accounted for using the deposit method.
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
Federal Income Taxes
     Federal income taxes are calculated using the liability method as specified by current FASB accounting guidance.
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
     The Company assesses the likelihood that deferred tax assets will be realized based on available taxable income in carryback periods and in future periods when the deferred tax assets are expected to be deducted in the Company’s tax return. A valuation allowance is established if it is deemed more-likely-than-not that all or a portion of the deferred tax assets will not be realized.
     The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Stock-Based Compensation
     In accordance with current FASB guidance, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period) which is usually equal to the vesting period.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding.

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)

Income from Continuing Operations	$44,363	$17,736	$37,671
Income from Discontinued Operations	—	23,105	4,060

Net Income	44,363	40,841	41,731
Net income allocated to unvested restricted stock shares	(395)	(139)	(25)

Net income available to common stockholders	43,968	40,702	41,706

Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	17,407,510	18,129,386	17,710,080

Dilutive effect of stock options	339,103	531,748	834,237
Dilutive effect of unvested restricted stock	—	13,555	7,045
Dilutive effect of convertible preferred stock	—	—	—
Dilutive effect of cumulative dividends on preferred stock	—	—	—

Dilutive number of common and common equivalent shares outstanding	17,746,613	18,674,689	18,551,362

Basic Net Income Per Common Share:
Income from Continuing Operations	$2.53	$0.98	$2.13
Income from Discontinued Operations	—	1.27	0.23

Total	$2.53	$2.25	$2.36

Diluted Net Income Per Common Share:
Income from Continuing Operations	$2.48	$0.95	$2.03
Income from Discontinued Operations	—	1.23	0.22

Total	$2.48	$2.18	$2.25

Anti-dilutive securities excluded from diluted net income per common share	1,112,688	920,188	50,569

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Derivative Instruments and Hedging Activities
     The Company has entered into three interest rate swap agreements. These agreements have been designated and qualify as cash flow hedges. To the extent the hedges are effective, changes in fair value are included in Other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in the Consolidated Statements of Income. There was no such ineffectiveness since the inception of these hedges through 2009. The fair value of the interest rate swaps are included in Other Assets or Other Liabilities on the Consolidated Balance Sheets and represent the estimated amount that the Company would receive (pay) to terminate the derivative contract at the reporting date.
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
     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company has not discontinued hedge accounting during 2009, 2008 or 2007.
     For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.
     Prior to 2009, the Company had entered into two interest rate swap agreements that had not been identified as hedging transactions. For these agreements, the change in the fair value was included in the Change in Fair Value of Derivative Instruments in the Consolidated Statements of Income for the periods ended December 31, 2009, 2008 and 2007. Both of these swap agreements expired in August 2009.
Segment Information
     The Company manages its business on the basis of one operating segment, Insurance Underwriting and Services Operations, in accordance with the qualitative and quantitative criteria established by current FASB guidance. The Company’s chief operating decision maker (“CODM”) manages the capital and resources of the Underwriting and Services Operations and assesses performance of the Underwriting and Services Operations in the aggregate. Our Underwriting Operations and our Services Operations are substantially identical. The Company’s Underwriting Operations provide underwriting and claims handling services on policies sold through our underwriting operations that we produce for affiliated insurance companies. The Company’s Services Operations provide underwriting and claims handling services on policies sold through our services operations that we produce for unaffiliated insurance companies. We view the premiums underwritten by our Underwriting and Services Operations as premiums controlled by the Company since we control and determine whether the ultimate placement of those premiums is either with our affiliated insurance companies or with unaffiliated insurance companies to optimize the use of the Company’s capital and resources in the aggregate. It is on this basis the CODM manages our business and therefore we have one reportable segment.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
The Company’s operations are conducted throughout the United States of America.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued Accounting Standards
     In December 2007, the FASB issued guidance related to accounting for business combinations. This standard established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. It also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and was effective for fiscal years beginning after December 15, 2008. The adoption of this standard changes our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.
     In December 2007, the FASB issued accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. The adoption of this standard in the first quarter of 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     In March 2008, the FASB issued new guidance for disclosures about derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under related FASB standards, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new guidance was effective for fiscal years beginning after November 15, 2008. The adoption of this standard in the first quarter of 2009 did not have a material effect on the Company’s financial statement disclosures.
     In April 2009, the FASB issued new accounting guidance which requires disclosures about the fair value of financial instruments in interim and annual financial statements. The new guidelines require disclosure of qualitative and quantitative information about the fair value of financial instruments including methods and significant assumptions used to estimate fair value during interim and annual reporting periods. The adoption of this guidance in 2009 is included in Note 5, “Fair Value Measurements” to the consolidated financial statements.
     In April 2009, the FASB issued new accounting guidance pertaining to the determination of fair value of assets and liabilities when volume and activity level have significantly decreased and for transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of this guidance in 2009 did not have a material effect on the Company’s results of operations, financial position, or liquidity.
     In April 2009, the FASB issued new accounting guidance for the recognition and presentation of other-than-temporary impairments on investments. The new guidance modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more-likely-than-not an entity will be required to sell the debt security before its anticipated recovery. Additionally, the new guidance changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more-likely-than-not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis. For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statements of Income and the amount related to all other factors will be reported in Accumulated other comprehensive income (loss). It also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement. In addition to the changes in measurement and

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
presentation, the new guidance is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods. The adoption of the new guidance in the second quarter of 2009 resulted in a $1.0 million increase in Retained Earnings, which was offset by a corresponding decrease in Accumulated other comprehensive income (loss) of the same amount.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It provides direction for the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during 2009, and its application had no impact on our consolidated financial statements.
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
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The Company does not expect that the provisions of the guidance will have a material effect on its results of operations, financial position or liquidity.
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specfically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at intital adoption. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements.

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
3. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$4,014	$110	$(3)	$4,121
Government agency mortgage-backed securities	98,278	3,820	(16)	102,082
Government agency obligations	986	30	—	1,016
Collateralized mortgage obligations and other asset-backed securities	120,505	8,142	(3,033)	125,614
Obligations of states and political subdivisions	198,252	9,310	(293)	207,269
Corporate bonds	135,549	10,596	(505)	145,640

Total Debt Securities	557,584	32,008	(3,850)	585,742
Preferred stocks	1,416	121	(131)	1,406
Short-term investments	12,216	—	—	12,216

Total	$571,216	$32,129	$(3,981)	$599,364

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
3. INVESTMENTS (Continued)
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

     The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of December 31, 2009 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)

Due in one year or less	$47,601	$48,197
Due after one year through five years	157,144	167,314
Due after five years through ten years	127,387	135,142
Due after ten years	20,301	21,015

	352,433	371,668
Government agency mortgage-backed securities	98,278	102,082
Collateralized mortgage obligations and other asset-backed securities	120,505	125,614

Total	$571,216	$599,364

     FMIC and FMCC maintain trust accounts for the protection of reinsureds, pursuant to the assumed reinsurance contracts. These funds are to be used to pay or reimburse the reinsureds for FMIC’s and FMCC’s share of any losses and allocated loss adjustment expenses paid by the reinsureds if not otherwise paid by FMIC and FMCC. At December 31, 2009 and 2008, investments held in the trust accounts totaled approximately $89.1 million and $90.3 million, respectively. In addition, CoverX, FM Emerald and AMC maintain premium trust accounts, which represent premiums collected by CoverX, FM Emerald and AMC, but not yet remitted to the corresponding insurance carriers. The balances in the premium trust accounts as of December 31, 2009 and 2008 were approximately $15.3 million and $15.7 million, respectively. As of December 31, 2009 and 2008, AMC also maintains a balance of $1.0 million and $0.7 million, respectively, of unaffiliated insurers’ cash for payment of future claims. An offsetting liability for the same amount is recorded in Accounts payable, accrued expenses, and other liabilities.
     At December 31, 2009 and 2008, our insurance subsidiaries had marketable securities approximating $9.5 million and $9.3 million, respectively, on deposit with various states for regulatory purposes.
Hybrid Instruments
     On January 1, 2007, the Company adopted the fair value provisions of the FASB guidance for accounting for hybrid financial instruments for all of its convertible securities which were previously accounted for as embedded derivatives in accordance with the FASB guidance for derivative instruments and hedging activities. The Company adopted the new guidance in order to simplify the

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
3. INVESTMENTS (Continued)
accounting for these convertible securities. It permits entities to account for financial instruments with an embedded derivative at fair value, thus negating the need to bifurcate the instrument between its host and the embedded derivative.
     As of December 31, 2009 and December 31, 2008, the market value of convertible securities accounted for as hybrid instruments was $69.5 million and $43.5 million, respectively. Convertible bonds and bond units had a market value of $61.4 million and $39.0 million and were included in Debt securities in the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively. Convertible preferred stocks had a market value of $8.2 million and $4.5 million and were included in Equity securities and other in the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively. The Company recorded an increase in the fair value of the hybrid instruments of $16.6 million in Net realized gains (losses) on investments for the year ended December 31, 2009. Prior to December 31, 2008, the Company had a security that converted into common stock. The common stock had a market value of $0.1 million at December 31, 2008 and was included in Equity securities and other in the Consolidated Balance Sheet. The Company recorded a reduction in the fair value of the hybrid instruments of $9.6 million in Net realized gains (losses) on investments for the year ended December 31, 2008. The Company recorded an increase in the fair value of the hybrid instruments of $1.0 million in Net realized gains (losses) on investments for the year ended December 31, 2007. As of December 31, 2009, 2008 and 2007 there were no convertible securities that were not accounted for as hybrid instruments in accordance with FASB accounting guidance.
Alternative Investments
     The Company has $17.0 million invested in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $18.2 million at December 31, 2009. In addition, the Company invested $10.0 million in another limited partnership, which invests in distressed structured finance products. The market value of this investment was $12.4 million at December 31, 2009. The Company elected the fair value option for these investments in accordance with FASB accounting guidance. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) in investments in the Consolidated Statements of Income. For the year ended December 31, 2009, the Company recorded $2.0 million in Net investment income and $5.9 million in Net realized gains (losses) on investments related to these alternative investments. These investments are recorded in Equity securities and other in the Consolidated Balance Sheet.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
3. INVESTMENTS — (Concluded)
Net Investment Income
     Net investment income is as follows:

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)
Available-for-sale
Debt securities	$25,496	$19,235	$13,529
Preferred and common stocks	—	35	23
Cash and short-term investments	388	3,148	3,467
Net investment expenses	(1,731)	(1,430)	(1,154)

Total Available-for-sale	24,153	20,988	15,865

Hybrid Instruments and Alternative Investments
Debt securities	2,615	186	277
Preferred and common stocks	600	459	153
Alternative investments	1,964	—	—

Total Hybrid Instruments and Alternative Investments	5,179	645	430

Net Investment Income	$29,332	$21,633	$16,295

Net Realized Gains and Losses
     Details of net realized gains and losses on investments are as follows:

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)
Available-for-sale
Realized gains	$2,909	$1,066	$54
Realized losses	(180)	(813)	(235)

Total Available-for-sale	2,729	253	(181)

Hybrid Instruments & Alternative Investments
Realized gains	27,161	1,882	1,162
Realized losses	(1,884)	(18,724)	(195)

Total Hybrid Instruments and Alternative Investments	25,277	(16,842)	967

Net Realized Gains (Losses)	$28,006	$(16,589)	$786

4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES
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
     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Consolidated Statements of Income for which a portion of the OTTI was recognized in Other comprehensive income for the period April 1, 2009 (effective date of the new accounting guidance in ASC 320-10) through December 31, 2009:

	April 1, 2009	Additions for	Additions for			December 31,
	Cumulative	OTTI Securities	OTTI Securities	Reductions Due	Adjustments to	2009 Cumulative
	OTTI Credit	Where No Credit	Where Credit	to Sales or	Book Value of	OTTI Credit
	Losses	Losses Were	Losses Have	Intend/Required	Credit-Impaired	Losses
	Recognized for	Recognized Prior	Been Recognized	to Sell of Credit-	Securities due to	Recognized for
	Securities Still	to	Prior to	Impaired	Changes in Cash	Securities Still
	Held	April 1, 2009	April 1, 2009	Securities	Flows	Held
(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$164	$632	$—	$—	$—	$796
All other corporate bonds	569	—	—	—	—	569

Total debt securities	$733	$632	$—	$—	$—	$1,365

     The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized in the Consolidated Statements of Income.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
4.	OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at December 31, 2009:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$359	$(3)	$—	$—
Government agency mortgage-backed securities	3,854	(16)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	8,438	(1,291)	9,635	(1,742)
Obligations of states and political subdivisions	14,044	(237)	1,179	(56)
Corporate bonds	4,551	(404)	5,563	(101)

Total Debt Securities	31,246	(1,951)	16,377	(1,899)
Preferred Stocks	—	—	375	(131)

Total	$31,246	$(1,951)	$16,752	$(2,030)

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)
     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the period ended December 31, 2009. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the level of interest rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Unrealized
Loss at
Sector	December 31, 2009
(Dollars in thousands)

Debt Securities
U.S. Treasuries	$(3)
U.S. Agencies	—

U.S. government securities	(3)

Government agency mortgage-backed securities	(16)

Government agency obligations	—

MBS Passthroughs	(25)
CMOs	(1,247)
Asset-Backed Securities	(996)
Commercial MBS	(765)

Collateralized mortgage obligations and other asset-backed securities	(3,033)

Obligations of states and political subdivisions	(293)

Corporate Bonds	(504)
High Yield Bonds	(1)

Corporate Bonds	(505)

Total Debt Securities	(3,850)
Preferred Stocks	(131)
Short-term investments	—

Total	$(3,981)

     At December 31, 2009, there were 135 unrealized loss positions with a total unrealized loss of $4.0 million. This represents approximately 0.7% of year end available-for-sale assets of $599.4 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of December 31, 2009. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.8 years, and 3.4 years on a taxable equivalent basis. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities before maturity. In light of our growth over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
     The most significant risk or uncertainty inherent in our assessment methodology is that the current credit rating of a particular issue changes over time. If the rating agencies should change their rating on a particular security in our portfolio, it could lead to a reclassification of that specific issue. The majority of our unrecognized impairment losses are investment grade and “AAA” or “AA” rated securities. Should the credit quality of individual issues decline for whatever reason then it would lead us to reconsider the classification of that particular security. Within the non-investment grade sector, we continue to monitor the particular status of each issue. Should prospects for any one issue deteriorate, we would potentially alter our classification of that particular issue.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Concluded)
     The table below illustrates the breakdown of impaired securities by investment grade and non-investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 7.7% as of December 31, 2009.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)

Non Investment Grade	12.6%	$6,532	$1,859	28.5%	28.9%
Investment Grade	87.4	45,449	2,122	4.7	70.4

Total	100.0%	$51,981	$3,981	7.7%	51.0%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.9 million of unrealized loss within non-investment grade, Alt-A and subprime home equity asset-backed securities accounted for 50.0% of this loss. The next highest percent of the loss within non-investment grade were CMOs at 30.5% of the loss. Within CMOs 42.0% were collateralized by prime loans with the balance in Alt-A and subprime. The remaining portion of the loss, or 19.5% within non-investment grade was 99.7% comprised of one financial corporate issue rated BB+ by Standard and Poors. These issues are continually monitored and may be classified in the future as being other-than-temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 31.6% of the total loss. Within CMOs 59.6% are rated AAA including the 50.0% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates. The next largest concentration of temporarily impaired securities is Asset-Backed Securities at approximately 25.0% of the total loss, followed by Commercial MBS at approximately 19.2% of the total loss. The vast majority of both Asset-Backed Securities and Commercial MBS are comprised of securities rated AAA and have been affected primarily by the widening of spreads within this sector and/or the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Corporate Bonds at 12.7% of the total loss. Within Corporate Bonds 86.7% are rated investment grade or better, including the high yield corporate credit allocation, and their temporary impairment results primarily from the widening of credit spreads. Temporary losses within Municipals make up the majority of what remains at 7.4% of the total loss. Within Municipals 100% of the securities are rated investment grade by Standard & Poors, both on an enhanced and underlying basis.
     For the year ended December 31, 2009, we sold approximately $6.2 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.2 million. This loss represented 3.6% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions.
5. FAIR VALUE MEASUREMENTS
     According to FASB guidance for fair value measurements and disclosures, fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, or “market approach” as defined by the FASB guidance.
     FASB guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The estimated fair values of the Company’s fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by this service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices, except as otherwise disclosed. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service, and has controls in place to validate that amounts provided represent fair values, consistent with this standard. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service, a review of specific securities and an assessment for proper classification within the fair value hierarchy. The hierarchy level assigned to each security in

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
5. FAIR VALUE MEASUREMENTS (Continued)
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2009. These securities were classified as Level 2 at December 31, 2009 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of December 31, 2009 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$587,148	$4,121	$583,027	$—
Equity securities	—	—	—	—
Short-term investments	12,216	12,216	—
Hybrid securities	69,525	—	69,525	—
Alternative investments	30,601	—	12,427	18,174

Total	$699,490	$16,337	$664,979	$18,174

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
5. FAIR VALUE MEASUREMENTS (Continued)
     The following table presents our investments measured at fair value on a recurring basis as of December 31, 2008 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$456,781	$5,563	$450,614	$604
Equity securities	60	60	—	—
Short-term investments	32,142	32,142	—
Hybrid securities	43,470	—	43,470	—
Alternative investments	10,577	—	4,899	5,678

Total	$543,030	$37,765	$498,983	$6,282

     Level 3 assets at December 31, 2009 include a $18.2 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed pricing model as follows. If a security is listed on a recognized exchange, it shall be valued at the last sale price or the average of the highest current independent bid and lowest current independent offer for the security if there is not a reported transaction in the security on that day. If a security is traded over the counter, it shall be valued at the average of the highest current independent bid and lowest current independent offer reported upon the closing of trading on that day. If the market for a security exists predominantly through a limited number of market makers, the General Partner shall attain the bid and offer for the security made by at least two market makers in the security. The security shall then be valued at the mid-point of the quote that, under the circumstances and in the good faith judgment of the General Partner, represents the fair value of the security. Notwithstanding the foregoing, upon a good faith determination by the General Partner that the application of such rules does not properly reflect a security’s fair market value, then such security shall be valued at fair value as determined in good faith by the General Partner on the basis of all relevant facts and circumstances. All records with regard to valuation shall be retained by the Partnership. All determinations of values by the General Partner shall be final and conclusive as to all Partners. With respect to securities denominated in currencies other than the U.S. dollar, the value of such securities shall be converted to U.S. dollars upon the close of each month by utilizing the spot currency exchange rate as set forth by Bloomberg Financial Services (or such other source deemed appropriate by the General Partner). As of December 31, 2009, 10.9% of the reported market value of this limited partnership was valued by a good faith judgment of the General Partner and the balance by observable market inputs.

	Year Ended
	December 31,
	2009	2008
Level 3 investments, beginning of period	$6,282	$—
Purchases	7,000	—
Transfer to Level 2	(604)	—
Transfer to Level 3	—	6,282
Increase in market value	5,496	—

Level 3 investments as of December 31, 2009	$18,174	$6,282

     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company used quoted market prices to estimate fair value and included the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses and long-term debt. At December 31, 2009, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $32.1 million at December 31, 2009. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
5. FAIR VALUE MEASUREMENTS (Concluded)
discount rate of 9.45%, which was based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.
6. INCOME TAXES
     FMFC files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate. Income tax expense consists of:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Current — federal	$15,696	$10,133	$19,997
Current — state	187	312	1,466
Deferred	5,083	(4,031)	(2,541)

Total Income Tax Expense from continuing operations	$20,966	$6,414	$18,922

Deferred Taxes On Other Comprehensive Gain (Loss) Included In Stockholders’ Equity	$10,922	$(2,264)	$1,116

     Our income tax rate percentage on income from continuing operations is reconciled to the U.S. federal statutory tax rate as follows:

	For the Year Ended
	December 31,
	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.2	0.8	1.7
Non-taxable portion of dividends and tax-exempt interest	(3.5)	(10.0)	(3.5)
Other	0.4	0.8	0.2

Effective Tax Rate	32.1%	26.6%	33.4%

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
6. INCOME TAXES – (Concluded)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred Tax Assets
Loss and loss adjustment expense reserves	$13,112	$9,963
Unearned premiums	6,258	6,925
Investments at market below cost	1,492	4,494
ASC 815-15/ASC 825-10 below cost	518	4,730
Stock Option expense	1,471	826
Interest rate swaps	962	989
Other-than-temporary impairments	981	899
Other	724	702

Total Gross Deferred Tax Assets	25,518	29,528

Deferred Tax Liabilities
Deferred policy acquisition costs	(8,979)	(9,579)
Investments at market above cost	(11,515)	(3,547)
Intangibles	(12,613)	(13,399)
ASC 815-15/ASC 825-10 above cost	(5,088)	(158)
Other	(1,167)	(684)

Total Deferred Tax Liabilities	(39,362)	(27,367)

Net Deferred Tax Asset (Liability)	$(13,844)	$2,161

     FASB guidance related to accounting for uncertainty in income taxes requires an entity to recognize the benefit of tax positions only when it is more-likely-than-not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The application of this guidance does not have an impact on our financial position or results of operations and we have taken no tax positions which would require accrual or disclosure under this guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2006, 2007 and 2008 remain open and are subject to examination.
7. DEBT
Junior Subordinated Debentures
     The Company has arranged for the sale of trust preferred securities (“Trust Preferred Securities”) through First Mercury Capital Trust I, First Mercury Capital Trust II, First Mercury Capital Trust III, and First Mercury Capital Trust IV (each a “Trust”; collectively the “Trusts”). Each trust was created solely for the purpose of issuing Trust Preferred Securities. In accordance with FASB guidance for the consolidation of variable interest entities, the Trusts have not been consolidated with the Company in these financial statements.
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
     At December 31, 2009, the three months LIBOR was equal to 0.25%.
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
Revolving Credit Agreement
     The Company has a $30.0 million revolving credit agreement with a financial institution. At December 31, 2009, borrowings under the credit agreement bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate less 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. On February 22, 2010, in connection with receipt of a temporary waiver of any event of default through May 1, 2010, the interest rate on borrowings under the credit agreement was changed to equal the greater of: (i) the prime rate, (ii) a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate plus 0.5% and (iii) a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0% plus 1.0%; or, with respect to certain other borrowings, a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0%. The obligations under the credit agreement are guaranteed by the Company’s material non-insurance subsidiaries. The maturity date of borrowings made under the credit agreement is September 2011. At December 31, 2009, there were $4.0 million of borrowings under the agreement.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
7. DEBT — (Concluded)
     The credit agreement also contains various restrictive covenants that relate to the Company’s shareholders’ equity, leverage ratio, fixed charge coverage ratio, surplus and risk based capital, and A.M. Best Ratings of its insurance subsidiaries. At December 31, 2009, the Company was in compliance with all of the covenants related to the credit agreement. On February 22, 2010, the Company received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010. The Company determined the temporary waiver was required as it related to the special cash dividend declared by the Company’s Board of Directors on February 22, 2010 since the Company intends to fund a portion of the special dividend through borrowings under this agreement. If the Company does not renegotiate its credit agreement by May 1, 2010 or receive an extension of the temporary waiver of event of default, the Company will be in default under the terms of the credit agreement.
8. DERIVATIVE FINANCIAL INSTRUMENTS
     At December 31, 2009, the Company had three interest rate swap agreements with a combined notional amount of $45.0 million in order to fix the interest rates on its junior subordinated debentures, and thereby reduce the exposure to interest rate fluctuations. In June 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of these swap agreements (notional amount of $12.0 million), we pay interest at a fixed rate of 3.710%, and under the other swap agreement (notional amount of $8.0 million), we pay interest at a fixed rate of 3.695%. Under our third swap agreement (notional amount of $25.0 million), which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all of the swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures.
     Prior to 2009, the Company had entered into two interest rate swap agreements with a combined notional amount of $20.0 million in order to fix the interest rates on its junior subordinated debentures, and thereby reduce the exposure to interest rate fluctuations. Both of these agreements expired in August 2009. The Company did not account for these swaps as a cash flow hedge, thus the change in the fair value of these agreements was included in the Change in Fair Value of Derivative Instruments on the Consolidated Statements of Income, which was not a significant amount in the 2009, 2008, or 2007 periods presented.
     The Company accounts for its interest rate swaps outstanding at December 31, 2009 as cash flow hedges whereby the change in fair value of the interest rate swap is recorded in Other comprehensive income, net of taxes. The fair values of the Company’s interest rate swap liabilities were $2.7 million and $2.8 million as of December 31, 2009 and 2008, respectively.
     Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under two of the three swap agreements. Two of the swap agreements entered into in June 2009 requires the Company to collateralize its obligation to the other counterparty if the fair value of the liability to the counterparty exceeds $3.5 million. The Company is exposed to loss if the counterparty should default. At December 31, 2009, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
9. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     As discussed in Note 1, the Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$372,721	$272,365	$191,013
Less reinsurance recoverables	128,552	91,444	66,926

Net Balance, beginning of period	244,169	180,921	124,087

AUIC net reserves, date of acquisition	—	4,490	—

Incurred Related To
Current year	154,020	112,685	88,911
Prior years	(5,671)	(4,845)	(838)

Total Incurred	148,349	107,840	88,073

Paid Related To
Current year	17,255	11,269	4,432
Prior years	51,307	37,813	26,807

Total Paid	68,562	49,082	31,239

Net Balance	323,956	244,169	180,921
Plus reinsurance recoverables	164,488	128,552	91,444

Balance, end of period	$488,444	$372,721	$272,365

     During 2009, the Company experienced approximately $5.7 million of favorable development in net prior year reserves, with substantially all of the favorable development occurring in the 2006 and 2007 accident years.
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
     Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors the concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Based upon management’s evaluation, we have concluded the reinsurance agreements entered into by the Company transfer both significant timing and underwriting risk to the reinsurer and, accordingly, are accounted for as reinsurance under the provisions set forth in the FASB guidance for accounting and reporting for reinsurance for short-duration and long-duration contracts.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
10. REINSURANCE (Continued)
     Net written and earned premiums, including reinsurance activity as well as reinsurance recoveries, were as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Written Premiums
Direct	$300,866	$303,539	$258,846
Assumed	43,552	17,737	12,655
Ceded	(119,913)	(101,325)	(115,929)

Net Written Premiums	$224,505	$219,951	$155,572

Earned Premiums
Direct	$302,392	$281,897	$232,116
Assumed	43,102	16,733	9,325
Ceded	(111,460)	(105,122)	(75,722)
Earned but unbilled premiums	(2,032)	236	3,420

Net Earned Premiums	$232,002	$193,744	$169,139

Reinsurance Recoveries	$28,973	$19,351	$11,327

     The Company manages its credit risk on reinsurance recoverables by reviewing the financial stability, A.M. Best rating, capitalization, and credit worthiness of prospective and existing risk-sharing partners. The Company customarily collateralizes reinsurance balances due from non-admitted reinsurers through funds withheld trusts or stand-by letters of credit issued by highly rated banks. The largest unsecured reinsurance recoverable is due from an admitted reinsurer with an A.M. Best rating of “A+” and accounts for 31.2% of the total recoverable from reinsurers.
     The Company’s 2009 and 2008 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $71.7 million and $49.4 million as Funds held under reinsurance treaties in the accompanying Consolidated Balance Sheets at December 31, 2009 and December 31, 2008, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $22.8 million and $21.6 million at December 31, 2009 and 2008, respectively.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
10. REINSURANCE – (Concluded)
     The Company had reinsurance recoverables from the following reinsurers:

	December 31,
	2009	2008
	(Dollars in thousands)

ACE Property & Casualty Insurance Company	$71,792	$73,752
Swiss Reinsurance America Corporation	48,127	63,918
QBE Reinsurance Corporation	29,923	7,136
AXIS Reinsurance Company	21,104	3,265
Munich Reinsurance America, Inc.	18,377	8,055
Liberty Mutual Insurance Company	9,420	896
Odyssey America Reinsurance Corporation	6,212	3,432
Berkley Insurance Company	4,885	6,656
Hannover Rueckversicherung	4,853	1,658
American Constantine Insurance Company	3,376	4,648
Others	12,016	11,122

Amount Recoverable From Reinsurers	$230,085	$184,538

     American Constantine Insurance Company (“ACIC”) does not carry an A.M. Best rating. The related reinsurance recoverables from ACIC at December 31, 2009 are fully collateralized by a grantor trust and irrevocable letter of credit.
     Amounts due from reinsurers on the accompanying balance sheet consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Reinsurance recoverable	$172,711	$135,617
Prepaid reinsurance premiums	57,374	48,921

Amount Recoverable From Reinsurers	$230,085	$184,538

     In 2009, the Company reinsured a portfolio of policies for the years 2001 through 2008 for a portion of the claims for the self-insured retention for a U.S. homebuilder. The Company assumed the completed operations exposure for this homebuilder for aggregate unpaid losses in excess of $55.0 million up to $100.0 million. The Company recorded $25.3 million of premium for this retroactive reinsurance transaction in exchange for $45.0 million of coverage. The exposures assumed in this transaction are consistent with the completed operations coverage we provide to contractors in our Specialty classes of business. The Company undertook an extensive underwriting and loss cost analysis prior to offering coverage for this risk. Given the nature of this transaction, the $25.3 million of premium was both written and fully earned in the same period. See “Revenue Recognition – Premiums” in Critical Accounting Policies.
11. RELATED PARTY TRANSACTIONS
     The Company entered into a consulting agreement during the fourth quarter of 2006 with its founder, who currently serves as a director. The agreement had a three year term and provided for an annual consulting fee of $1.0 million. During the second quarter of 2008, the Company’s Board of Directors approved the termination of this consulting agreement and the Company recorded a charge of $1.3 million, of which $0.7 million was recorded as Discontinued Operations. On October 9, 2008, the Company entered into a Termination Agreement with its founder and paid $1.1 million in full satisfaction of all amounts owed under the consulting agreement. The Company recorded consulting expense of $1.8 million and $1.0 million for the years ended December 31, 2008 and 2007 related to this agreement.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
12. STOCKHOLDERS’ EQUITY
Common Stock
On June 27, 2007, the Company completed a public offering of 695,189 shares of common stock for gross proceeds of $13.4 million. Costs associated with the follow-on offering included $0.8 million of underwriting costs and $0.4 million of other issuance costs.
Preferred Stock
     In connection with the Company’s initial public offering, the Company increased the number of authorized shares of par value $0.01 Series A Convertible Preferred Stock to 10,000,000. None of these shares were issued or outstanding at December 31, 2009 or 2008.
Treasury Stock
     On December 27, 2007, the Company repurchased 73,815 shares of common stock through an option agreement from an officer of the Company for approximately $0.5 million (or $6.46 per share). Immediately following this transaction, all of these shares and the 92,500 shares previously held as treasury stock, were retired by the Company.
Share Repurchase Program
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the year ended December 31, 2009, the Company did not repurchase any shares of common stock under the August 2009 share repurchase plan. As of December 31, 2009, the Company had 1.0 million shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
     The Company’s prior share repurchase program, announced in August 2008, originally authorized the repurchase of up to 1.5 million shares of the Company’s outstanding common stock. During the year ended December 31, 2009, the Company repurchased the remaining 801,423 shares of common stock for $10.5 million at an average cost of $13.09 per share. These purchases fulfilled the remaining capacity of the Company’s 1.5 million share repurchase plan.
Special Dividend
     On February 22, 2010, the Company’s Board of Directors declared a one-time, special cash dividend of $2.00 per share to be paid March 31, 2010 to shareholders of record at the close of business on March 15, 2010. The special dividend will be funded in part from borrowings under the Company’s credit agreement. The Company anticipates the special dividend to be approximately $34.5 million.
Dividend Restriction
     The Company’s insurance company subsidiaries, FMIC, FMCC and AUIC, are limited in their ability to pay dividends to FMFC. FMIC may declare and pay dividends according to the provisions of the Illinois Insurance Holding Company Systems Act, which provides that, without prior approval of the Illinois Insurance Department, dividends may not exceed the greater of 10% of FMIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Illinois or net income after taxes for the current year. In 2010, FMIC’s dividends may not exceed approximately $25.6 million.
     FMCC may declare and pay dividends according to the provisions of the Minnesota Insurance Holding Company Systems Act, which provides that, without prior approval of the Minnesota Department of Commerce, dividends may not exceed the greater of 10% of FMCC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Minnesota or net income, excluding capital gains, for the current year. FMCC can pay dividends of approximately $3.5 million in 2010.
     AUIC may declare and pay dividends according to the provisions of the Arkansas Insurance Holding Company Systems Act, which provides that, without prior approval of the Arkansas Insurance Department, dividends may not exceed the greater of 10% of

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
12. STOCKHOLDERS’ EQUITY (Concluded)
AUIC’s policyholders’ surplus on the most recent annual statutory financial statement filed with the State of Arkansas or net income, excluding capital gains, for the current year. AUIC can pay dividends of approximately $0.5 million in 2010.
13. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (as amended, the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,387 at December 31, 2009. On May 13, 2009, the Company adopted an amendment to the 1998 Plan prohibiting the issuance of any additional awards under the 1998 Plan.
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
     During the year ended December 31, 2009, the Company granted 222,500 stock options and 118,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock awarded during such period vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the year ended December 31, 2009, the Company granted 19,704 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. During the year ended December 31, 2008, the Company granted 386,500 stock options and 55,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the year ended December 31, 2008, the Company granted 12,124 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation was recognized immediately. Shares available for future grants under the Omnibus Plan totaled 1,813,036 at December 31, 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
13. STOCK COMPENSATION PLANS — (Continued)
     A summary of the Company’s stock option activity was as follows:

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number	Exercise Price	Number	Exercise Price
	of Options	Per Share	of Options	Per Share

Outstanding at January 1, 2007	927,775	$2.24	250,000	$17.00
Options granted	—	—	323,688	20.73
Options exercised	—	—	—	—

Outstanding at December 31, 2007	927,775	2.24	573,688	19.10

Options granted	—	—	386,500	16.21
Options forfeited	(5,088)	4.86	(24,700)	18.32
Options exercised	(491,637)	1.77	(3,300)	17.00

Outstanding at December 31, 2008	431,050	2.82	932,188	17.93

Options granted	—	—	222,500	13.04
Options forfeited	—	—	(42,000)	16.71
Options exercised	(11,288)	2.37	—	—

Outstanding at December 31, 2009	419,762	$2.83	1,112,688	$17.00

Exercisable at:
December 31, 2007	927,775	2.24	83,333	17.00
December 31, 2008	431,050	2.82	263,894	18.47
December 31, 2009	419,762	2.83	560,957	18.17
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $4.6 million at December 31, 2009. There was $0.2 million of aggregate intrinsic value of options expected to vest under the Omnibus Plan at December 31, 2009.
     The total intrinsic value of stock options exercised was $0.1 million and $6.1 million for the years ended December 31, 2009 and 2008, respectively.
     The number of stock option awards outstanding and exercisable at December 31, 2009 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	December 31, 2009	Contractual Life	Share	December 31, 2009	Share

1998 Plan
$1.51 - $1.95	310,337	3.12 years	$1.71	310,337	$1.71
$4.86 - $6.49	109,425	2.33	5.99	109,425	5.99

Total	419,762	2.92	2.83	419,762	2.83

Omnibus Plan
$10.98 - $14.93	361,000	8.82 Years	$13.69	49,829	$14.61
$17.00 - $20.75	751,688	6.52	18.59	511,128	18.51

Total	1,112,688	7.27	17.00	560,957	18.17

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
13. STOCK COMPENSATION PLANS — (Concluded)
     A summary of the Company’s restricted stock activity was as follows:

Number of
Restricted Shares

Outstanding at January 1, 2007	24,050
Shares granted	20,148
Shares vested	(34,198)
Shares forfeited	—

Outstanding at December 31, 2007	10,000
Shares granted	67,624
Shares vested	(15,458)
Shares forfeited	—

Outstanding at December 31, 2008	62,166

Shares granted	138,204
Shares vested	(41,571)
Shares forfeited	(3,300)

Outstanding at December 31, 2009	155,499

     The fair value of stock options granted were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Omnibus Plan
Expected term	6 years	6 years	6 years
Expected stock price volatility	41.64%	30.10%	27.40%
Risk-free interest rate	2.22%	3.09%	4.27%
Expected dividend yield	0.08%	—	—
Estimated fair value per option	$5.57	$5.76	$7.49
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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $2.9 million, $2.2 million, and $1.1 million, for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.
     As of December 31, 2009, there was approximately $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan and related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
14. REGULATORY REQUIREMENTS
Capitalization
     FMIC was originally formed in 1996 as an Illinois Domestic Stock Property and Casualty Insurer operating on an admitted basis in Illinois, which required maintaining minimum capital and surplus of $2.0 million. On July 15, 2004, FMIC received approval from the Illinois Department of Insurance and became an Illinois Domestic Stock Surplus Lines Insurer. With this change in status Illinois now requires a minimum $15.0 million in surplus of which $1.0 million must be paid in capital to qualify for domestic surplus lines status. FMIC was in compliance with the applicable requirements at December 31, 2009, 2008, and 2007.
     The State of Minnesota requires FMCC to maintain a minimum of $1.5 million in capital stock and surplus, which they were in compliance with at December 31, 2009, 2008, and 2007.
     The State of Arkansas requires AUIC to maintain a minimum of $0.8 million in capital stock and surplus, which they were in compliance with at December 31, 2009 and 2008.
Risk-Based Capital
     The National Association of Insurance Commissioners (NAIC) has established risk-based capital models to measure the adequacy of capitalization for insurance companies. The model calculates minimum capital requirements for each insurer based on certain criteria, including investment risk, underwriting profitability and losses and loss adjustment expense risk. As of December 31, 2009, 2008, and 2007, FMIC, FMCC and AUIC exceeded the minimum capital requirements determined by the NAIC’s risk-based capital models.
Insurance Regulation
     In September 2009, FMIC and CoverX received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include FM Emerald. Although the Pleadings seek to revoke CoverX’s and FM Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and FM Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as those risks are produced by CoverX and FM Emerald personnel located outside the State of California, which is how the Company is currently conducting business. The Pleadings also assert a right to seek monetary penalties, but no demand for payment has been made. FMIC, CoverX and FM Emerald have denied the allegations in the Pleadings, and CoverX and FM Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and FM Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
15. STATUTORY FINANCIAL INFORMATION
     The statutory net income and capital and surplus of the Company’s insurance subsidiaries were as follows:

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)

Net Income	$28,719	$23,946	$33,692

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Capital and surplus	$256,300	$214,388	$190,117

     Accounting practices that result in significant differences between the Company’s consolidated financial statements prepared in accordance with GAAP and with statutory accounting practices are: consolidation of insurance and non-insurance subsidiaries; modification of deferred income taxes; establishment of deferred acquisition costs; admission of non-admitted statutory assets; retroactive reinsurance; and reporting investment securities at market value.
16. DEFINED CONTRIBUTION PLAN
     The Company maintains an employer-sponsored 401(k) plan. All employees are eligible to participate in the plan on the first day of the calendar quarter following 30 days of service and having attained 21 years of age. Employer contributions are voluntary and are allocated based upon the participants’ compensation and contribution levels. Vesting in the plan is immediate. The Company’s expense for this plan was approximately $0.4 million for the year ended December 31, 2009, $0.5 million for the year ended December 31, 2008, and $0.3 million for the year ended December 31, 2007.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The Company’s accumulated other comprehensive income (loss) included the following:

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)

Unrealized holding gains (losses) on securities having credit losses recognized in the consolidated statements of income, net of tax	$(1,668)	$—	$—
Unrealized holding gains (losses) on securities having no credit losses recognized in the consolidated statements of income, net of tax	19,709	(1,451)	1,934
Cumulative effect adjustment upon adoption of ASC 815-15	—	—	(133)
Fair value of interest rate swap, net of tax	(1,785)	(1,576)	(624)

Total accumulated other comprehensive income (loss)	$16,256	$(3,027)	$1,177

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations:

	2009
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$52,594	$51,432	$51,512	$76,463
Commissions and fees	6,894	9,577	7,445	8,082
Net investment income	6,434	7,132	7,540	8,227
Net realized gains on investments	1,794	9,644	13,766	2,802
Other-than-temporary impairment losses on investments	(37)	(97)	(292)	(243)

Total Operating Revenues	67,679	77,688	79,971	95,331

Income From Continuing Operations	8,682	11,609	15,645	8,427
Income From Discontinued Operations	—	—	—	—

Net Income	$8,682	$11,609	$15,645	$8,427

Basic Net Income Per Share:
Income From Continuing Operations	$0.49	$0.65	$0.90	$0.49
Income From Discontinued Operations	—	—	—	—

Total	$0.49	$0.65	$0.90	$0.49

Diluted Net Income Per Share:
Income From Continuing Operations	$0.48	$0.64	$0.89	$0.48
Income From Discontinued Operations	—	—	—	—

Total	$0.48	$0.64	$0.89	$0.48

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Concluded)
18. QUARTERLY FINANCIAL DATA (UNAUDITED) — (Concluded)

	2008
	1st Q	2nd Q	3rd Q	4th Q
	(Dollars in thousands, except per share data)

Operating Revenue
Net earned premiums	$43,571	$46,559	$49,092	$54,522
Commissions and fees	4,053	7,086	4,757	5,093
Net investment income	4,848	5,216	5,571	5,998
Net realized gains (losses) on investments	1	(1,587)	(7,128)	(7,875)
Other-than-temporary impairment losses on investments	—	(225)	(3,476)	(397)

Total Operating Revenues	52,473	57,049	48,816	57,341

Income From Continuing Operations	8,635	6,236	501	2,364
Income (Loss) From Discontinued Operations	1,085	22,467	(447)	—

Net Income	$9,720	$28,703	$54	$2,364

Basic Net Income Per Share:
Income From Continuing Operations	$0.48	$0.34	$0.03	$0.13
Income (Loss) From Discontinued Operations	0.06	1.23	(0.02)	—

Total	$0.54	$1.57	$0.01	$0.13

Diluted Net Income Per Share:
Income From Continuing Operations	$0.46	$0.33	$0.03	$0.13
Income (Loss) From Discontinued Operations	0.06	1.19	(0.02)	—

Total	$0.52	$1.52	$0.01	$0.13

19. DISCONTINUED OPERATIONS
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
     The operating results of discontinued operations included in the accompanying Consolidated Statements of Income are as follows:

	Twelve Months Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues	$—	$5,884	$11,205
Income Before Income Taxes	$—	$3,533	$6,490

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
     Management has assessed the Company’s internal control over financial reporting as of December 31, 2009. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2009, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.
     BDO Seidman, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting. This report can be found on page 111 of this Form 10-K.
Changes to Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
First Mercury Financial Corporation and Subsidiaries
Southfield, Michigan
     We have audited First Mercury Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Mercury Financial Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A — Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, First Mercury Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mercury Financial Corporation and Subsidiaries’ as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.
BDO Seidman, LLP
Troy, Michigan
March 16, 2010

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     The information contained under the captions “Election of Directors” (excluding the Report of the Audit Committee), “Executive Officers”, “Corporate Governance”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.
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

Exhibit Number			Description

3.1		(4)	Amended and Restated Certificate of Incorporation.

3.2		(3)	Amended and Restated Bylaws.

4.1		(3)	Form of Stock Certificate.

4.2			Certain instruments defining the rights of the holders of long-term debt of First Mercury Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1	*	(4)	First Mercury Financial Corporation 1998 Stock Compensation Plan.

10.2	*	(1)	Non-Competition and Confidentiality Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Jerome M. Shaw.

10.3	*	(1)	Non-Competition and Confidentiality Agreement dated as of June 14, 2004 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.

Exhibit Number			Description

10.4	*	(1)	Amendment No. 1 to Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between American Risk Pooling Consultants, Inc. and Jerome M. Shaw.

10.5	*	(1)	Non-Competition and Confidentiality Agreement dated as of August 17, 2005 by and between First Mercury Holdings, Inc. and Jerome M. Shaw.

10.6	*	(6)	Employment Agreement, effective as of August 1, 2007, between First Mercury Financial Corporation and Richard H. Smith.

10.7	*	(6)	First Mercury Financial Corporation Supplemental Executive Retirement Plan.

10.8		(2)	Services Agreement dated May 25, 2005 between First Home Financial Corporation and Glencoe Capital, LLC.

10.9		(4)	Credit Agreement, dated as of October 23, 2006 by and between First Mercury Financial Corporation, the Guarantors and JPMorgan Chase Bank, N.A.

10.10	*	(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Steven Shapiro.

10.11	*	(1)	Indemnification Agreement dated as of June 7, 2004 by and between First Mercury Financial Corporation and Hollis Rademacher.

10.12		(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of May 26, 2004 for Floating Rate Junior Subordinated Debentures.

10.13		(1)	Indenture between First Mercury Financial Corporation and Wilmington Trust Company, as Trustee, dated as of April 29, 2004 for Floating Rate Junior Subordinated Debentures.

10.14	*	(3)	Letter Agreement dated June 27, 2008 between the Company and Terrance A. Fleckenstein.

10.15	*	(3)	First Mercury Financial Corporation Performance-Based Annual Incentive Plan.

10.16	*	(3)	First Mercury Financial Corporation Non-Qualified Deferred Compensation Plan.

10.17		(6)	Amended and Restated Registration Rights Agreement by and among First Mercury Financial Corporation and certain stockholders thereof.

10.18	*	(3)	Consulting Agreement by and between First Mercury Financial Corporation, and Jerome M. Shaw.

10.19	*	(4)	Employment Agreement dated December 10, 2009 by and between First Mercury Financial Corporation and John A. Marazza.

10.20	*		Employment Letter from First Mercury Financial Corporation to Jeffrey R. Wawok dated December 8, 2005.

10.21	*	(3)	Restricted Stock Award Grant Agreement by and between First Mercury Holdings, Inc. and John A. Marazza, dated October 4, 2006.

10.22		(3)	Amended and Restated Management Agreement between First Mercury Financial Corporation and First Home Insurance Agency, dated October 3, 2006.

10.23	*	(3)	Form of Option Grant Agreement under 1998 Stock Corporation Plan.

10.24	*	(3)	Form of Option Grant Agreement under Omnibus Incentive Plan of 2006.

10.25		(5)	Indenture dated December 14, 2006 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.

10.26		(5)	Amended and Restated Declaration of Trust dated December 14, 2006 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, James M. Thomas and Jeffrey R. Wawok, as administrators.

10.27		(5)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 14, 2006 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.

10.28		(5)	Guarantee Agreement dated December 14, 2006, between First Mercury Financial Corporation and Wilmington Trust Company.

10.29		(7)	Indenture dated September 26, 2007 between First Mercury Financial Corporation and Wilmington Trust Company, as trustee.

10.30		(7)	Amended and Restated Declaration of Trust dated September 26, 2007 by and among First Mercury Financial Corporation, as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and John A. Marazza, Jeffrey R. Wawok and Edward A. LaFramboise, as administrators.

10.31		(7)	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 26, 2007 by First Mercury Financial Corporation in favor of Wilmington Trust Company, as institutional trustee.

10.32		(7)	Guarantee Agreement dated September 26, 2007, between First Mercury Financial Corporation and Wilmington Trust Company.

10.33		(8)	Amended and Restated First Mercury Financial Corporation Omnibus Incentive Plan of 2006.

Exhibit Number		Description

21	(2)	Subsidiaries.

23.1	(10)	Consent of BDO Seidman, LLP.

31(a)	(10)	Rule 13a-14(a) Certification of Chief Executive Officer.

31(b)	(10)	Rule 13a-14(a) Certification of Chief Financial Officer.

32(a)	(10)	Section 1350 Certification of Chief Executive Officer.

32(b)	(10)	Section 1350 Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Form S-1 filed on August 23, 2006, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 4, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form S-1/A filed on October 17, 2006, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s, Current Report on Form 8-K dated December 14, 2009, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed December 19, 2006, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed August 27, 2007, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2007, and incorporated herein by reference.

(8)	Previously filed as Annex A to the Company’s Proxy Statement on Schedule 14A filed April 13, 2009, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(10)	Filed herewith.

*	Management contract or compensation plan or arrangement.
Item 15 (b)
     The exhibits are listed in Item 15 (a) (3) above.
Item 15 (c)
     The financial statement schedules are listed in Item 15 (a) (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman and Chief Executive Officer

Date:	March 16, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 16, 2010 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD H. SMITH	Chairman, Chief Executive Officer and Director

Richard H. Smith	(Principal Executive Officer of the Registrant)

/s/ JOHN A. MARAZZA	Executive Vice President and Chief Financial Officer

John A. Marazza	(Principal Financial Officer and Accounting Officer of the Registrant)

/s/ GEORGE R. BOYER, III	Director
George R. Boyer, III

/s/ THOMAS B. KEARNEY	Director
Thomas B. Kearney

/s/ LOUIS J. MANETTI	Director
Louis J. Manetti

/s/ BRADLEY J. PICKARD	Director
Bradley J. Pickard

/s/ HOLLIS W. RADEMACHER	Director
Hollis W. Rademacher

/s/ STEVEN A. SHAPIRO	Director
Steven A. Shapiro

/s/ JEROME M. SHAW	Director and Chairman Emeritus
Jerome M. Shaw

/s/ WILLIAM C. TYLER	Director
William C. Tyler

SCHEDULE I
FIRST MERCURY FINANCIAL CORPORATION
Summary of Investments — Other than Investments in Related Parties
As of December 31, 2009
(Dollars in thousands)

			Amount at Which
		Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed Maturities:
Bonds:
U.S. government and government agencies and authorities	$103,278	$107,219	$107,219
States and political subdivisions	198,252	207,269	207,269
Collateralized mortgage obligations and other asset-backed securities	120,505	125,614	125,614
Convertibles	69,525	69,525	69,525
All other corporate bonds	135,549	145,640	145,640

Total Fixed Maturities	627,109	655,267	655,267

Equity Securities:
Non redeemable preferred stocks	1,416	1,406	1,406
Limited partnerships	30,601	30,601	30,601

Total Equity Securities	32,017	32,007	32,007

Short-Term Investments	12,216	12,216	12,216

Total Investments	$671,342	$699,490	$699,490

SCHEDULE II
FIRST MERCURY FINANCIAL CORPORATION
Condensed Financial Information of Registrant
Condensed Balance Sheet
(Dollars in thousands)

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS

Debt securities	$564	$14,823
Short-term investments	68	5,400
Cash and cash equivalents	747	1,271
Federal income tax recoverable	1,039	992
Other assets	4,758	4,879
Investment in subsidiaries	386,115	305,670

Total Assets	$393,291	$333,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$67,013	$67,013
Notes payable	4,000	—
Accounts payable, accrued expenses, and other liabilities	6,194	4,385

Total Liabilities	77,207	71,398

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,181,106 and 17,836,337 shares	172	178
Paid-in-capital	154,417	161,957
Accumulated other comprehensive income (loss)	16,256	(3,027)
Retained earnings	147,087	103,028
Treasury stock; 130,600 and 33,600 shares	(1,848)	(499)

Total Stockholders’ Equity	316,084	261,637

Total Liabilities and Stockholders’ Equity	$393,291	$333,035

SCHEDULE II
FIRST MERCURY FINANCIAL CORPORATION
Condensed Financial Information of Registrant
Condensed Statement of Operations
(Dollars in thousands)

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in thousands)
Revenue
Income from subsidiaries	$43,434	$46,696	$42,539
Commissions and fees	14,916	4,719	4,025
Net investment income and net realized gains (losses) on investments	710	872	1,377

Total Revenues	59,060	52,287	47,941

Losses and Expenses
Interest expense	5,278	6,122	4,453
Other expenses	17,913	17,307	10,488

Total Losses and Expenses	23,191	23,429	14,941

Income Before Income Taxes	35,869	28,858	33,000
Income Tax Benefit	8,494	11,983	8,731

Net Income	$44,363	$40,841	$41,731

Other Comprehensive Income
Equity in other comprehensive income (loss) of consolidated subsidiaries	$20,490	$(3,248)	$2,683
Cumulative effect of adoption of ASC 320-10 at April 1, 2009	(999)	—	—
Change in fair value of interest rate swap	(209)	(956)	(612)

Comprehensive Income	$63,645	$36,637	$43,802

SCHEDULE II
FIRST MERCURY FINANCIAL CORPORATION
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	December 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash Flows from Operating Activities
Net Income	$44,363	$40,841	$41,731
Adjustments to reconcile net income to net cash used in operating activities
Undistributed equity in consolidated subsidiaries	(59,954)	(46,696)	(42,539)
Depreciation and amortization	826	765	482
Stock-based compensation expense	2,935	2,174	1,068
Increase (decrease) in cash resulting from changes in assets and liabilities
Accrued federal income taxes	(47)	(992)	—
Trust preferred investments, including deferred costs	(179)	(237)	(1,024)
Other	822	(1,550)	(149)

Net Cash Used In Operating Activities	(11,234)	(5,695)	(431)

Cash Flows From Investing Activities
Investment in subsidiaries	—	—	(15,000)
Cost of short-term investments acquired	(27,686)	(76,656)	(69,721)
Proceeds from disposals of short-term investments	33,018	103,031	54,123
Cost of debt securities acquired	—	(15,267)	—
Proceeds from debt securities	14,511	444	—

Net Cash (Used In) Provided By Investing Activities	19,843	11,552	(30,598)

Cash Flows From Financing Activities
Issuance of common stock, net of issuance costs	—	—	12,249
Stock issued on stock options exercised	27	927	—
Purchase of common stock	(10,487)	(9,054)	(477)
Payment of shareholder dividend	(1,303)	—	—
Cash retained on excess tax benefits	(21)	1,573	—
Purchase of treasury stock	(1,349)	—	—
Net borrowings under credit facility	4,000	—	—
Issuance of long-term debt	—	—	20,619

Net Cash (Used In) Provided By Financing Activities	(9,133)	(6,554)	32,391

Net Increase (Decrease) In Cash and Cash Equivalents	(524)	(697)	1,362
Cash and Cash Equivalents, beginning of period	1,271	1,968	606

Cash and Cash Equivalents, end of period	$747	$1,271	$1,968

SCHEDULE IV
FIRST MERCURY FINANCIAL CORPORATION
Reinsurance
(Dollars in thousands)

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net

Year ended December 31, 2009	$300,866	$119,913	$43,552	$224,505	19.4%
Year ended December 31, 2008	303,539	101,325	17,737	219,951	8.1%
Year ended December 31, 2007	258,846	115,929	12,655	155,572	8.1%

SCHEDULE VI
FIRST MERCURY FINANCIAL CORPORATION
Supplemental Information Concerning Insurance Operations
(Dollars in thousands)

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		Deferred
	Policy	Loss	Net	Net	Net	Related to		Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Premiums
	Costs, Net	Expenses	Premium	Premium	Income	Year	Year	Costs	Expenses	Written

Year ended December 31, 2009	$25,654	$488,444	$89,399	$232,002	$29,332	$154,020	$(5,671)	$54,610	$47,099	$224,505
Year ended December 31, 2008	27,369	372,721	98,928	193,744	21,633	112,685	(4,845)	41,164	36,393	219,951
Year ended December 31, 2007	14,257	272,365	70,751	169,139	16,295	88,911	(838)	30,706	10,995	155,572