Form 10-Q
period 2010-03-31
FIRST MERCURY FINANCIAL CORP
filed 2010-05-10
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     The number of shares of Common Stock, par value $0.01, outstanding on May 6, 2010 was 17,721,956.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$666,975	$648,522
Equity securities and other	38,707	38,752
Short-term	45,531	12,216

Total Investments	751,213	699,490
Cash and cash equivalents	15,467	14,275
Premiums and reinsurance balances receivable	52,603	78,544
Accrued investment income	6,241	6,248
Accrued profit sharing commissions	14,368	14,661
Reinsurance recoverable on paid and unpaid losses	183,364	172,711
Prepaid reinsurance premiums	57,999	57,374
Deferred acquisition costs	26,172	25,654
Intangible assets, net of accumulated amortization	36,588	37,104
Goodwill	25,483	25,483
Other assets	24,256	26,049

Total Assets	$1,193,754	$1,157,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$511,828	$488,444
Unearned premium reserves	147,922	146,773
Long-term debt	67,013	67,013
Line of credit	30,000	4,000
Funds held under reinsurance treaties	74,148	71,661
Premiums payable to insurance companies	28,426	31,167
Reinsurance payable on paid losses	1,661	958
Deferred federal income taxes	14,194	13,844
Accounts payable, accrued expenses, and other liabilities	28,827	17,649

Total Liabilities	904,019	841,509

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,635,206 and 17,181,106 shares	176	172
Paid-in-capital	156,050	154,417
Accumulated other comprehensive income	18,769	16,256
Retained earnings	116,588	147,087
Treasury stock; 130,600 and 130,600 shares	(1,848)	(1,848)

Total Stockholders’ Equity	289,735	316,084

Total Liabilities and Stockholders’ Equity	$1,193,754	$1,157,593

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except share and
	per share data)
Operating Revenue
Net earned premiums	$51,673	$52,594
Commissions and fees	7,802	6,894
Net investment income	8,669	6,434
Net realized gains on investments	4,185	1,794
Other-than-temporary impairment losses on investments:
Total losses	(947)	(37)
Portion of losses recognized in accumulated other comprehensive income	441	—

Net impairment losses recognized in earnings	(506)	(37)

Total Operating Revenues	71,823	67,679

Operating Expenses
Losses and loss adjustment expenses, net	34,011	30,493
Amortization of deferred acquisition expenses	13,143	13,329
Underwriting, agency and other expenses	11,161	9,223
Amortization of intangible assets	516	575
Restructuring	5,018	—

Total Operating Expenses	63,849	53,620

Operating Income	7,974	14,059
Interest Expense	1,386	1,416
Change in Fair Value of Derivative Instruments	—	(106)

Income Before Income Taxes	6,588	12,749
Income Taxes	1,376	4,068

Net Income	$5,212	$8,681

Net Income Per Share:
Basic	$0.30	$0.49

Diluted	$0.30	$0.48

Weighted Average Shares Outstanding:
Basic	17,105,376	17,775,560

Diluted	17,383,667	18,109,331

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)
Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	613	—	—	—	613
Comprehensive income:
Net income	—	—	—	8,681	—	8,681
Other comprehensive loss, net of tax
Unrealized holding gains on securities arising during the period, net of tax of ($1,899)	—	—	3,527	—	—	3,527
Change in fair value of interest rate swap, net of tax of ($25)	—	—	46	—	—	46
Less reclassification adjustment for gains included in net income, net of tax of $64	—	—	(120)	—	—	(120)

Total other comprehensive income	—	—	—	—	—	3,453

Total comprehensive income	—	—	—	—	—	12,134

Balance, March 31, 2009	$179	$162,569	$426	$111,709	$(499)	$274,384

Balance, January 1, 2010	$172	$154,417	$16,256	$147,087	$(1,848)	$316,084
Issuance of restricted stock	1	(1)	—	—	—	—
Exercise of stock options	3	1,076	—	—	—	1,079
Stock-based compensation expense	—	535	—	—	—	535
Stock-based compensation excess tax benefits	—	23	—	—	—	23
Payment of shareholder dividends	—	—	—	(35,711)	—	(35,711)
Comprehensive income:		—
Net income	—	—	—	5,212	—	5,212
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax $(206)	—	—	382	—	—	382
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax ($1,825)	—	—	3,389	—	—	3,389
Change in fair value of interest rate swaps, net of tax of $78	—	—	(144)	—	—	(144)
Less reclassification adjustment for gains included in net income, net of tax of $600	—	—	(1,114)	—	—	(1,114)

Total other comprehensive income	—	—	—	—	—	2,513

Total comprehensive income	—	—	—	—	—	7,725

Balance, March 31, 2010	$176	$156,050	$18,769	$116,588	$(1,848)	$289,735

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$5,212	$8,681
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,036	998
Net investment income on alternative investments	(634)	(385)
Realized gains on investments	(4,185)	(1,794)
Other-than-temporary impairment losses on investments	506	37
Deferrals of acquisition costs, net	(518)	222
Deferred income taxes	(1,004)	2,575
Stock-based compensation expense	535	613
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	25,941	(532)
Accrued investment income	7	(248)
Accrued profit sharing commissions	293	(780)
Reinsurance recoverable on paid and unpaid losses	(10,653)	(9,406)
Prepaid reinsurance premiums	(625)	(2,981)
Loss and loss adjustment expense reserves	23,384	27,431
Unearned premium reserves	1,149	288
Funds held under reinsurance treaties	2,487	6,448
Reinsurance payable on paid losses	703	233
Premiums payable to insurance companies	(2,741)	(552)
Other	12,228	(5,151)

Net Cash Provided By Operating Activities	53,121	25,697

Cash Flows From Investing Activities
Cost of short-term investments acquired	(75,563)	(127,598)
Proceeds from disposals of short-term investments	42,248	121,202
Cost of debt and equity securities acquired	(55,705)	(62,776)
Proceeds from disposals of debt and equity securities	45,700	26,228
Acquisition, net of cash acquired	—	—

Net Cash Used In Investing Activities	(43,320)	(42,944)

Cash Flows From Financing Activities
Stock issued on stock options exercised	1,079	—
Payment of shareholder dividends	(35,711)	—
Cash retained on excess tax benefits	23	—
Net borrowings under credit facility	26,000	—

Net Cash Used In Financing Activities	(8,609)	—

Net Increase (Decrease) In Cash and Cash Equivalents	1,192	(17,247)
Cash and Cash Equivalents, beginning of period	14,275	31,833

Cash and Cash Equivalents, end of period	$15,467	$14,586

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,348	$1,372
Income taxes	$—	$—
See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       Basis of Presentation
       The accompanying condensed consolidated financial statements and notes of First Mercury Financial Corporation and Subsidiaries (“FMFC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers are urged to review the Company’s 2009 audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited annual consolidated financial statements.
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
       Recently Issued Accounting Standards
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specfically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this guidance in the first quarter of 2010 is included in Note 5, “Fair Value Measurements” to the condensed consolidated financial statements.
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance in the first quarter of 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     Prospective Accounting Standards
     The Emerging Issues Task Force (EITF or “Task Force”) Issue No. 09-G intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the Task Force reached a consensus-for-exposure that would limit the costs an entity can include in Deferred Acquisition Costs (“DAC”) to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only included those that result in the successful acquisition of a policy and exclude all cost incurred for unsuccessful efforts, along with indirect costs.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.
     On March 18, 2010, the Task Force affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs. The Task Force also agreed that advertising cost should be capitalized only when certain requirements are met. There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested. The Task Force plans to discuss that question and the effective date and transition at the next EITF meeting in June.
     If the Task Force reaches a final consensus at a subsequent meeting and it is ratified by the Financial Accounting Standards Board (FASB), as currently proposed, it would be effective for interim and annual periods beginning on or after December 15, 2010, with either prospective or retrospective application permitted, as currently drafted. Early adoption would also be permitted.
     This issue, if ratified, has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on the results of operations. It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs. Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over the period in which the associated premium written is earned as revenue. Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in the current period. We will continue to monitor the progress of this issue.

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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except share and
	per share data)
Net income as reported	$5,212	$8,681
Net income allocated to unvested restricted stock shares	(62)	(28)

Net income available to common	$5,150	$8,653

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,105,376	17,775,560

Dilutive effect of stock options	278,291	333,669
Dilutive effect of unvested restricted stock	—	102

Dilutive number of common and common equivalent shares outstanding	17,383,667	18,109,331

Net Income Per Common Share:
Basic	$0.30	$0.49

Diluted	$0.30	$0.48

Anti-dilutive shares excluded from diluted net income per common share	1,095,188	1,221,688

     On January 1, 2009, we adopted new FASB accounting guidance which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on our reported earnings per share amounts.
3. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at March 31, 2010 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$3,696	$97	$(8)	$3,785
Government agency mortgage-backed securities	101,346	4,596	(29)	105,913
Government agency obligations	983	31	—	1,014
Collateralized mortgage obligations and other asset-backed securities	121,020	9,140	(1,609)	128,551
Obligations of states and political subdivisions	194,663	8,480	(232)	202,911
Corporate bonds	148,216	11,743	(71)	159,888

Total Debt Securities	569,924	34,087	(1,949)	602,062
Preferred stocks	1,416	157	(86)	1,487
Short-term investments	45,531	—	—	45,531

Total	$616,871	$34,244	$(2,035)	$649,080

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVESTMENTS – (Concluded)
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

     The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$82,920	$83,472
Due after one year through five years	156,995	167,896
Due after five years through ten years	131,796	139,671
Due after ten years	22,794	23,577

	394,505	414,616
Government agency mortgage-backed securities	101,346	105,913
Collateralized mortgage obligations and other asset-backed securities	121,020	128,551

Total	$616,871	$649,080

     As of March 31, 2010 and December 31, 2009, the market value of convertible securities accounted for as hybrid instruments was $69.8 million and $69.5 million, respectively. Convertible bonds and bond units had a market value of $63.4 million and $61.4 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. Convertible preferred stocks had a market value of $6.4 million and $8.2 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, there were no convertible securities that were not accounted for as hybrid instruments in accordance with FASB accounting guidance.
Alternative Investments
     The Company has $17.0 million invested in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $19.4 million at March 31, 2010. In addition, the Company has $10.0 million invested in another limited partnership, which invests in distressed structured finance products. The market value of this investment was $12.9 million at March 31, 2010. The Company elected the fair value option for these investments in accordance with FASB accounting guidance. The change in fair value of these investments is recorded in Net investment income and Net realized gains on investments in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2010, the Company recorded $0.6 million in Net investment income and $1.1 million in Net realized gains on investments related to these alternative investments. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheet.

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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)
     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Consolidated Statements of Income for which a portion of the OTTI was recognized in other comprehensive income for the period January 1, 2010 through March 31, 2010:

	January 1, 2010	Additions for	Additions for	Reductions Due		March 31, 2010
	Cumulative	OTTI Securities	OTTI Securities	to Sales or	Adjustments to	Cumulative
	OTTI Credit	Where No Credit	Where Credit	Intend/Required	Book Value of	OTTI Credit
	Losses	Losses Were	Losses Have	to Sell of	Credit-Impaired	Losses
	Recognized for	Recognized Prior	Been Recognized	Credit-	Securities due to	Recognized for
	Securities Still	to	Prior to	Impaired	Changes in Cash	Securities Still
	Held	January 1, 2010	January 1, 2010	Securities	Flows	Held
(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$796	$—	$396	$—	$—	$1,192
All other corporate bonds	569	110	—	—	—	679

Total debt securities	$1,365	$110	$396	$—	$—	$1,871

     The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered credit loss and recognized in the Consolidated Statements of Income.
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at March 31, 2010:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$2,135	$(8)	$—	$—
Government agency mortgage-backed securities	6,091	(29)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	12,151	(517)	7,725	(1,092)
Obligations of states and political subdivisions	13,554	(170)	1,232	(62)
Corporate bonds	12,157	(71)	60	—

Total Debt Securities	46,088	(795)	9,017	(1,154)
Preferred Stocks	—	—	420	(86)

Total	$46,088	$(795)	$9,437	$(1,240)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the period ended March 31, 2010. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the level of interest rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized
Loss at
Sector	March 31, 2010
(Dollars in thousands)
Debt Securities
U.S. Treasuries	$(8)
U.S. Agencies	—

U.S. government securities	(8)

Government agency mortgage-backed securities	(29)

Government agency obligations	—

MBS Passthroughs	(18)
CMOs	(707)
Asset Backed Securities	(552)
Commercial MBS	(332)

Collateralized mortgage obligations and other asset-backed securities	(1,609)

Obligations of states and political subdivisions	(232)

Corporate Bonds	(67)
High Yield Bonds	(4)

Corporate Bonds	(71)

Total Debt Securities	(1,949)

Preferred Stocks	(86)
Short-term investments	—

Total	$(2,035)

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Concluded)
     At March 31, 2010, there were 133 unrealized loss positions with a total unrealized loss of $2.0 million. This represents approximately 0.3% of quarter end available-for-sale assets of $649.1 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of March 31, 2010. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.8 years, and 3.5 years on a taxable equivalent basis. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities before maturity. In light of our operating cash flow over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities, we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
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
     The table below illustrates the breakdown of impaired securities by investment grade and non-investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 3.5% as of March 31, 2010.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	10.6%	$6,110	$1,049	17.2%	57.8%
Investment Grade	89.4	51,450	986	1.9	64.3

Total	100.0%	$57,560	$2,035	3.5%	60.9%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.0 million of unrealized loss within non-investment grade, CMOs accounted for 49.9% of this loss. Within CMOs 75.5% were collateralized by prime loans with the balance in Alt-A and sub-prime. The next highest percent of the loss within non-investment grade were Alt-A and sub-prime home equity asset-backed securities at 49.5% of the loss. The remaining portion of the loss, or 0.6% was within non-investment grade corporate issues. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 36.2% of the total loss. Within CMOs, 57.9% are rated AAA including the 39.2% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Asset Backed Securities at 27.1% of the total loss. The next largest concentration of temporarily impaired securities is Commercial MBS at approximately 16.3% of the total loss. Both ABS and CMBS have been affected primarily by the widening of spreads and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Municipal Bonds at approximately 11.4% of the total loss.
     For the three months ended March 31, 2010, we sold approximately $2.1 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.4 million. This loss represented 16.8% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions.

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
     • Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of fixed maturity and equity securities and short-term investments included in the Level 2 category were based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The Level 2 category includes corporate bonds, municipal bonds, redeemable preferred stocks and certain publicly traded common stocks with no trades on the measurement date.
     • Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2010. These securities were classified as Level 2 at March 31, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. FAIR VALUE MEASUREMENTS — (Continued)
     The following table presents our investments measured at fair value on a recurring basis as of March 31, 2010 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$603,549	$3,785	$599,764	$—
Equity securities	—	—	—	—
Short-term investments	45,531	45,531	—
Hybrid securities	69,763	—	69,763	—
Alternative investments	32,370	—	12,942	19,428

Total	$751,213	$49,316	$682,469	$19,428

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

     Recent FASB guidance adopted by the Company in the first quarter of 2010 requires separate disclosure of the amounts of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. There were no transfers between Level 1 and Level 2 during the first quarter of 2010.
     Level 3 assets at March 31, 2010 include a $19.4 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The manager of this limited partnership valued this investment through an internally developed pricing model as follows. If a security is listed on a recognized exchange, it shall be valued at the last sale price or the average of the highest current independent bid and lowest current independent offer for the security if there is not a reported transaction in the security on that day. If a security is traded over the counter, it shall be valued at the average of the highest current independent bid and lowest current independent offer reported upon the closing of trading on that day. If the market for a security exists predominantly through a limited number of market makers, the General Partner shall attain the bid and offer for the security made by at least two market makers in the security. The security shall then be valued at the mid-point of the quote that, under the circumstances and in the good faith judgment of the General Partner, represents the fair value of the security. Notwithstanding the foregoing, upon a good faith determination by the General Partner that the application of such rules does not properly reflect a security’s fair market value, then such security shall be valued at fair value as determined in good faith by the General Partner on the basis of all relevant facts and circumstances. All records with regard to valuation shall be retained by the Partnership. All determinations of values by the General Partner shall be final and conclusive as to all Partners. With respect to securities denominated in currencies other than the U.S. dollar, the value of such securities shall be converted to U.S. dollars upon the close of each month by utilizing the spot currency exchange rate as set forth by Bloomberg Financial Services (or such other source deemed appropriate by the General Partner). As of March 31, 2010, 10.3% of the reported market value of this limited partnership was valued by a good faith judgment of the General Partner and the balance by observable market inputs.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. FAIR VALUE MEASUREMENTS — (Concluded)

Quarter Ended
March 31,
2010
Level 3 investments, beginning of period	$18,174
Purchases	—
Transfer to Level 2	—
Transfer to Level 3	—
Increase in market value	1,254

Level 3 investments as of March 31, 2010	$19,428

     The Company uses derivatives to hedge its exposure to interest rate fluctuations. For these derivatives, the Company used quoted market prices to estimate fair value and included the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses, line of credit and long-term debt. At March 31, 2010, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $33.5 million at March 31, 2010. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 9.03%, which was based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.
6. INCOME TAXES
     At March 31, 2010 and December 31, 2009, we have taken no uncertain tax positions which would require additional disclosure per current FASB accounting guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2006, 2007 and 2008 remain open and are subject to examination.
     The Company files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate.
     Income taxes in the accompanying unaudited Condensed Consolidated Statements of Income differ from the statutory tax rate of 35.0% primarily due to state income taxes, non-deductible expenses, and the nontaxable portion of dividends received, tax-exempt interest and a one-time purchase accounting adjustment.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$488,444	$372,721
Less reinsurance recoverables	164,488	128,552

Net Balance, beginning of period	323,956	244,169

Incurred Related To
Current year	34,011	31,243
Prior years	—	(750)

Total Incurred	34,011	30,493

Paid Related To
Current year	3,590	906
Prior years	17,808	12,547

Total Paid	21,398	13,453

Net Balance	336,569	261,209
Plus reinsurance recoverables	175,259	138,943

Balance, end of period	$511,828	$400,152

8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Written Premiums
Direct	$75,158	$73,120
Assumed	8,576	4,758
Ceded	(31,151)	(28,053)

Net Written Premiums	$52,583	$49,825

Earned Premiums
Direct	$74,742	$73,304
Assumed	7,843	4,287
Ceded	(30,526)	(25,072)
Earned but unbilled premiums	(386)	75

Net Earned Premiums	$51,673	$52,594

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
     The Company’s 2010 and 2009 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. REINSURANCE – (Concluded)
ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $74.1 million and $71.7 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $21.7 million and $22.2 million at March 31, 2010 and 2009, respectively.
9. SHARE REPURCHASE PROGRAM
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the three months ended March 31, 2010, the Company did not repurchase any shares of common stock under the August 2009 share repurchase plan. As of March 31, 2010, the Company had 1.0 million shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
10. SPECIAL DIVIDEND
     On February 22, 2010, the Company’s Board of Directors declared a one-time, special cash dividend of $2.00 per share which was paid March 31, 2010. The special dividend was funded in part from borrowings under the Company’s credit agreement. The special dividend was $35.3 million.
11. STOCK COMPENSATION PLANS
     The 1998 Stock Compensation Plan (as amended, the “1998 Plan”) was established September 3, 1998. Under the terms of the plan, directors, officers, employees and key individuals may be granted options to purchase the Company’s common stock. Option and vesting periods and option exercise prices are determined by the Compensation Committee of the Board of Directors, provided no stock options shall be exercisable more than ten years after the grant date. All outstanding stock options under the plan became fully vested on August 17, 2005 under the change in control provision in the plan. Of the 4,625,000 shares of the Company’s common stock initially reserved for future grant under the 1998 Plan, shares available for future grant totaled 2,443,387 at March 31, 2010. On May 13, 2009, the Company adopted an amendment to the 1998 Plan prohibiting the issuance of any additional awards under the 1998 Plan.
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
     During the three months ended March 31, 2010, the Company granted 89,000 shares of restricted stock to employees under the Omnibus Plan. The shares of restricted stock awarded during such period vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected vesting period of the shares of restricted stock. No stock options were granted by the Company during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company granted 197,500 stock options and 93,500 shares of restricted stock to employees under the Omnibus Plan. The stock options and shares of restricted stock awarded during such period vest in three equal installments over a period of three years. Stock-based compensation will be recognized over the expected

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS – (Continued)
vesting period of the stock options and shares of restricted stock. Shares available for future grants under the Omnibus Plan totaled 1,739,036 at March 31, 2010.
     The following table summarizes stock option activity for the three months ended March 31, 2010 and 2009.

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	197,500	13.01
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2009	431,050	$2.82	1,129,688	$17.07

Outstanding at January 1, 2010	419,762	$2.83	1,112,688	$17.00
Granted during the period	—	—	—	—
Forfeited during the period	—	—	(13,000)	15.17
Exercised during the period	(362,600)	2.81	(4,500)	13.01
Cancelled during the period	—	—	—	—

Outstanding at March 31, 2010	57,162	$2.96	1,095,188	$17.04

Exercisable at:
March 31, 2009	431,050	$2.82	379,465	$18.43
March 31, 2010	57,162	2.96	731,184	17.79
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $0.6 million at March 31, 2010. There was $0.1 million of aggregate intrinsic value of options expected to vest under the Omnibus Plan at March 31, 2010.
     The total intrinsic value of stock options exercised was $4.4 million for the three months ended March 31, 2010.
     The number of stock option awards outstanding and exercisable at March 31, 2010 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	March 31, 2010	Contractual Life	Share	March 31, 2010	Share
1998 Plan
$1.51 – $1.95	34,223	1.72 Years	$1.68	34,223	$1.68
$4.86 – $6.49	22,939	4.64	4.86	22,939	4.86

Total	57,162	2.89	2.96	57,162	2.96

Omnibus Plan
$10.98 – $14.93	350,000	8.57 Years	$13.72	577,017	$18.78
$17.00 – $20.75	745,188	6.26	18.60	154,167	14.10

Total	1,095,188	6.99	17.04	731,184	17.79

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS – (Concluded)
     A summary of the Company’s restricted stock activity was as follows:

Number of
Restricted Shares
Outstanding at January 1, 2009	62,166
Shares granted	93,500
Shares vested	(5,001)
Shares forfeited	—

Outstanding at March 31, 2009	150,665

Outstanding at January 1, 2010	155,499
Shares granted	89,000
Shares vested	(36,167)
Shares forfeited	(2,000)

Outstanding at March 31, 2010	206,332

     The fair value of stock options granted during the three months ended March 31, 2010 and 2009 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Omnibus Plan
Expected term	N/A	6 years
Expected stock price volatility	N/A	41.11%
Risk-free interest rate	N/A	2.16%
Expected dividend yield	N/A	—
Estimated fair value per option	N/A	$5.53
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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $0.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Company’s accumulated other comprehensive income included the following:

	March 31,
	2010	2009
	(Dollars in thousands)
Unrealized holding losses on securities having credit losses recognized in the condensed consolidated statements of income, net of tax	$(1,286)	$—
Unrealized holding gains on securities having no credit losses recognized in the condensed consolidated statements of income, net of tax	21,984	1,956
Fair value of interest rate swaps, net of tax	(1,929)	(1,530)

Total accumulated other comprehensive income	$18,769	$426

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
14. RESTRUCTURING
     Following a review of the Company’s operating structure with the Board of Directors in early 2010, the Company determined that a restructuring of certain components of the Company’s insurance underwriting operations and corporate support functions was necessary to improve the Company’s cost structure. As a result of this decision, the Company recorded a pretax restructuring charge of $5.0 million related to reductions in staffing levels, lease termination costs and other items. The restructuring is substantially complete and the Company does not anticipate any additional restructuring charges as a result of this plan.
15. SUBSEQUENT EVENT
     On April 30, 2010, the Company amended its existing credit agreement with its lender since the payment of the special dividend would have resulted in a violation of a covenant in the credit agreement. The amendment extended the maturity date of the credit agreement from September 30, 2011 to September 30, 2013 and revised certain restrictive covenants.

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
     Readers are also urged to review “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 1 to the audited consolidated financial statements thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission for a more complete description of our critical accounting policies and estimates.
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
     Our reserves for losses and loss adjustment expenses at March 31, 2010 and December 31, 2009, gross and net of ceded reinsurance were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Gross
Case reserves	$145,055	$125,561
IBNR and ULAE reserves	366,773	362,883

Total reserves	$511,828	$488,444

Net of reinsurance
Case reserves	$96,532	$83,911
IBNR and ULAE reserves	240,037	240,045

Total	$336,569	$323,956

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
     The Company underwrote retroactive loss portfolio transfer (“LPT”) contracts during 2009 and 2010 in which the insured loss events occurred prior to the inception of the contract. These contracts were evaluated to determine whether they met the established criteria for reinsurance accounting. When reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. These contracts can cause significant variances in gross written premiums, net written premiums, net earned premiums, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method. The Company has no LPT contracts that are accounted for using the deposit method.
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
Investments
     Our marketable investment securities, including fixed maturity and equity securities, and short-term investments, are classified as available-for-sale and, as a result, are reported at market value. The changes in the fair value of these investments are recorded as a component of Other comprehensive income (loss). Convertible securities are accounted for under the accounting guidance for hybrid securities whereby changes in fair value are reflected in Net realized gains (losses) on investments in the Condensed Consolidated Statements of Income. Alternative investments consist of our investments in limited partnerships, which invest in high yield convertible securities and distressed structured finance products. At the date of inception, we elected the fair value accounting option for these alternative investments in accordance with FASB guidance, whereby changes in fair value are reflected in Net investment income and Net realized gains (losses) on investments in the Condensed Consolidated Statements of Income.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2010. These securities were classified as Level 2 at March 31, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
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

     Results of Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following table summarizes our results for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$51,673	$52,594	(2)%
Commissions and fees	7,802	6,894	13
Net investment income	8,669	6,434	35
Net realized gains on investments	4,185	1,794	133
Other-than-temporary impairment losses on investments	(506)	(37)	1,268

Total Operating Revenues	71,823	67,679	6

Operating Expenses
Losses and loss adjustment expenses, net	34,011	30,493	12
Amortization of intangible assets	516	575	(10)
Other operating expenses	24,304	22,552	8
Restructuring	5,018	—	N/M

Total Operating Expenses	63,849	53,620	19

Operating Income	7,974	14,059	(43)
Interest Expense	1,386	1,310	6

Income Before Income Taxes	6,588	12,749	(48)
Income Taxes	1,376	4,068	66

Net Income	$5,212	$8,681	(40)%

Loss Ratio	65.8%	58.0%	7.8 points
Underwriting Expense Ratio	43.2%	30.4%	12.8 points

Combined Ratio	109.0%	88.4%	20.6 points

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars in thousands)
Written premiums
Direct	$75,158	$73,120	3%
Assumed	8,576	4,758	80
Ceded	(31,151)	(28,053)	11

Net written premiums	$52,583	$49,825	6%

Earned premiums
Direct	$74,742	$73,304	2%
Assumed	7,843	4,287	83
Ceded	(30,526)	(25,072)	22
Earned but unbilled premiums	(386)	75	(615)

Net earned premiums	$51,673	$52,594	(2)%

     Direct written premiums increased $2.0 million, or 3%, primarily due to increases in premium production from the Company’s Excess/Umbrella Casualty and Professional Liability lines of business partially offset by decreases in production from the Company’s Primary General Liability and Commercial Property lines of business during the three months ended March 31, 2010. Direct earned premiums increased $1.4 million in the three months ended March 31, 2010, or 2%, compared to the three months ended March 31, 2009.
     Assumed written premiums increased $3.8 million, or 80%, and assumed earned premiums increased $3.6 million, or 83%. The increase in assumed written and earned premiums is primarily due to $3.3 million of premiums from assumed retroactive reinsurance transactions consummated during the three months ended March 31, 2010.
     Ceded written premiums increased $3.1 million, or 11%, and ceded earned premiums increased $5.5 million, or 22%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Ceded written premiums increased to 37% of direct and assumed written premiums during the three months ended March 31, 2010 compared to 36% of direct and assumed written premiums during the three months ended March 31, 2009 principally due to purchasing more quota share and excess of loss reinsurance during the quarter ended March 31, 2010 for the Company’s primary casualty business compared to the same period of 2009. The increase in quota share cessions was partially offset by assumed reinsurance transactions that were fully retained by the Company.
     Earned but unbilled premiums decreased $0.5 million, or 615%, primarily due to the net earned premiums subject to audit during the three months ended March 31, 2010 decreasing compared to the net premiums earned subject to audit during the three months ended March 31, 2009.

     Commissions and Fees

	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,469	$1,357	8%
Insurance services commissions and fees	6,333	5,537	14

Total commissions and fees	$7,802	$6,894	13%

     Insurance underwriting commissions and fees increased 8% from the three months ended March 31, 2009 to the three months ended March 31, 2010, principally due to higher policy and inspection fees. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, increased $0.8 million, as the result of increased AMC commission and fee income of $0.9 million, offset by a decrease of $0.1 million of commission income related to our workers’ compensation service program, during the first quarter of 2010 compared to the first quarter of 2009.
     Net Investment Income and Realized Gains on Investments. During the three months ended March 31, 2010, net investment income was $8.7 million, a $2.2 million, or 35%, increase from $6.4 million reported for the three months ended March 31, 2009, primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At March 31, 2010, invested assets were $751.2 million, a $159.7 million, or 27%, increase over $591.5 million of invested assets at March 31, 2009. This increase was due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.9% and 4.6% at March 31, 2010 and 2009, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% and 5.2% at March 31, 2010 and 2009, respectively.
     During the three months ended March 31, 2010, net realized gains were $4.2 million compared to net realized gains of $1.8 million during the three months ended March 31, 2009. Net realized gains for the three months ended March 31, 2010 were principally due to net gains on the sale of certain available for sale securities of $2.1 million and the mark to market increase in securities carried at market of approximately $2.5 million. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the three months ended March 31, 2010 other-than-temporary impairment losses on investments were $0.5 million compared to other-than-temporary impairment losses on investments of $0.1 million during the three months ended March 31, 2009.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $3.5 million, or 12%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, a higher loss ratio on assumed retroactive reinsurance transactions and an increase in the loss ratio for a Professional Liability line of business. There was no development of December 31, 2009 prior years’ loss and loss adjustment expense reserves for the quarter ended March 31, 2010. Losses and loss adjustment expenses for the quarter ended March 31, 2009 included approximately $0.8 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves.

     Other Operating Expenses

	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$13,143	$13,329	(1)%
Other underwriting and operating expenses	11,161	9,223	21

Other operating expenses	$24,304	$22,552	8%

     During the three months ended March 31, 2010, other operating expenses increased $1.7 million, or 8%, from the three months ended March 31, 2009. Amortization of deferred acquisition expenses were approximately flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other underwriting and operating expenses, which consist of commissions, and other acquisition costs, and higher general and underwriting expenses, net of acquisition cost deferrals, increased by $1.9 million, or 21%. The increase was principally due to higher commissions and other acquisition costs and higher operating expenses of $1.4 million and an increase of $0.5 million in general and underwriting expenses related to our insurance services operations, which are unrelated to premiums, principally due to increased premium production for unaffiliated carriers.
     Restructuring. During the first quarter of 2010, the Company recorded a pretax restructuring charge of $5.0 million related to reductions in staffing levels, lease termination costs and other items.
     Interest Expense. Interest expense decreased 6% from the three months ended March 31, 2009 compared to the three months ended March 31, 2010. This decrease was primarily due to a $0.1 million decrease in the change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 20.9% for the three months ended March 31, 2010 and 31.9% for the three months ended March 31, 2009 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses, the nontaxable portion of dividends received and tax-exempt interest, and a one-time purchase accounting adjustment. The decrease in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a greater portion of overall pretax income for the three months ended March 31, 2010 compared to the same period of 2009 and due to a one-time purchase accounting adjustment.
Liquidity and Capital Resources
     Sources and Uses of Funds
     FMFC. FMFC is a holding company with all of its operations being conducted by its subsidiaries. Accordingly, FMFC has continuing cash needs primarily for administrative expenses, debt service, shareholder dividends and taxes. Funds to meet these obligations come primarily from management and administrative fees from all of our subsidiaries, and dividends from our non-insurance subsidiaries.
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
Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses, for purchasing investments and for paying shareholder dividends. A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$53,121	$25,697
Investing activities	(43,320)	(42,944)
Financing activities	(8,609)	—

Change in cash and cash equivalents	$1,192	$(17,247)

     Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. Cash received from net written premiums for the three months ended March 31, 2010 and 2009 was retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash used in investing activities for the three months ended March 31, 2010 and 2009 primarily resulted from our net investment in short-term, debt and equity securities.
     Net cash used in financing activities for the three months ended March 31, 2010 was primarily for the payment of shareholders’ dividends, partially offset by borrowings of $26.0 million on the Company’s revolving credit facility and funds received from the exercise of stock options.
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
     Stockholders’ Equity
     Our total stockholders’ equity was $289.7 million, or $16.43 per outstanding share, as of March 31, 2010 compared to $316.1 million, or $18.40 per outstanding share, as of December 31, 2009. Our tangible stockholders’ equity attributable to common shareholders was $240.1 million, or $13.61 per outstanding share, as of March 31, 2010 compared to $266.1 million, or $15.49 per outstanding share as of December 31, 2009. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common shareholders:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands, except share and per share
	data)
Total stockholders’ equity	$289,735	$316,084
Intangible assets, net	(36,588)	(37,104)
Deferred tax liability — intangible assets, net	12,432	12,613
Goodwill	(25,483)	(25,483)

Tangible stockholders’ equity attributable to common shareholders	$240,096	$266,110

Common shares outstanding	17,635,206	17,181,106

Book value per share	$16.43	$18.40

Tangible book value per share	$13.61	$15.49

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At March 31, 2010, the three month LIBOR rate was 0.29%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Agreement. In October 2006, we entered into a credit agreement which provided for borrowings of up to $30.0 million. At December 31, 2009, borrowings under the credit agreement bear interest at our election as follows: (i) at a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate plus 0.5%, each minus 0.75%; or, (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 0.75% or 1.0% based on our leverage ratio. On February 22, 2010, in connection with receipt of a temporary waiver of any event of default through May 1, 2010, the interest rate on borrowings under the credit agreement was changed to equal the greater of: (i) the prime rate, (ii) a rate per annum equal to the greater of the lender’s prime rate and the federal funds rate plus 0.5% and (iii) a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0% plus 1.0%; or, with respect to certain other borrowings, a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0%. The obligations under the credit agreement are guaranteed by our material non-insurance subsidiaries. At March 31, 2010, there were $30.0 million of borrowings under the agreement, which represents the full amount of the lender’s commitment to the Company. The credit agreement also contains various restrictive covenants that relate to the Company’s shareholders’ equity, leverage ratio, fixed charge coverage ratio, surplus and risk based capital, and A.M. Best Ratings of its insurance subsidiaries. At March 31, 2010, the Company was not in compliance with the fixed charge coverage ratio of the covenant related to the credit agreement as a result of the special dividend. On February 22, 2010, the Company received a temporary waiver of any event of default as of March 31, 2010 related to the fixed charge coverage ratio covenant in the Company’s credit agreement through May 1, 2010. On April 30, 2010, the Company amended its existing credit agreement with its lender since the payment of the special dividend would have resulted in a violation of a covenant in the credit agreement. The amendment extended the maturity date of the credit agreement from September 30, 2011 to September 30, 2013 and revised certain restrictive covenants. In connection with the amendment, the interest rate on borrowings under the credit agreement was changed to (i) a rate negotiated from time to time between the Company and the lender (if agreed to by the lender in its discretion), (ii) a rate per annum equal to the greater of the lender’s prime rate or Adjusted One Month LIBOR Rate (as defined in the amendment and including a 2.5% floor) and (iii) a rate per annum equal to LIBOR plus an applicable margin which ranges from

1.75% to 2.25% (depending on the Company’s applicable Leverage Ratio (as defined in the credit agreement)). As of April 30, 2010, the applicable margin for clause (iii) above was 2.0%.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In June 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under our third swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At March 31, 2010, we had no exposure to credit loss on the interest rate swap agreements.
     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At March 31, 2010, our investments had a market value of $751.2 million and consisted of the following investments:

	Market Value	% of Portfolio
	(Dollars in thousands)
Short Term Investments	$45,531	6.1%
U.S. Treasuries	3,785	0.5%
U.S. Agencies	1,014	0.1%
Municipal Bonds	194,412	25.9%
Taxable Municipal Bonds	8,499	1.1%
Corporate Bonds	139,364	18.6%
High Yield Bonds	20,524	2.7%
MBS Passthroughs	55,085	7.3%
CMOs	96,403	12.8%
Asset Backed Securities	23,165	3.1%
Commercial MBS	59,811	8.0%
Convertible Securities	69,763	9.3%
High Yield Convertible Fund	19,428	2.6%
Structured Finance Fund	12,942	1.7%
Preferred Stocks	1,487	0.2%

Total	$751,213	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at March 31, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment
Less than one year	16.6%
One to two years	11.2%
Two to three years	14.7%
Three to four years	18.8%
Four to five years	10.8%
Five to seven years	11.7%
More than seven years	16.2%

Total	100.0%

     The effective duration of the portfolio as of March 31, 2010 is approximately 3.4 years and the taxable equivalent duration is 3.1 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.8 years and 3.5 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.9% at March 31, 2010 and 4.6% at March 31, 2009. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% at March 31, 2010 and 5.2% at March 31, 2009.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of A+ at March 31, 2010. The fixed income portfolio had a weighted average credit quality of AA- at March 31, 2010. The majority of the investments rated BBB and below are convertible securities and opportunistic investments in high yield credit and non-agency mortgage securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of March 31, 2010 as a percentage of total market value.

% of Total
S&P Rating	Investments
AAA	47.1%
AA	13.7%
A	13.5%
BBB	10.6%
BB	7.1%
B	1.9%
CCC	5.7%
CC	0.4%

Total	100.0%

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
     At March 31, 2010, the Company held CMO’s classified as available-for-sale with a fair value of $96.4 million. Approximately 53.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at March 31, 2010, the Company held $55.1 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $59.8 million, of which 83.0% are pre-2006 vintage, at March 31, 2010. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 44.0% and comprised mainly of super senior structures. The weighted average loan to value at origination was 67.3%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $10.8 million and $18.8 million at March 31, 2010, respectively. Included in these securities is a recent allocation to a manager who specializes in opportunities in the non-agency mortgage sector. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at March 31, 2010 was B-.

     The Company’s fixed maturity investment portfolio at March 31, 2010 included securities issued by numerous municipalities with a total carrying value of $202.9 million. Approximately $18.3 million, or 9.0%, were pre-refunded (escrowed with Treasuries). Approximately $89.0 million, or 43.9%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the third party insurers, resulted in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AA+ to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $89.0 million of insured municipal securities in the Company’s investment portfolio at March 31, 2010, 98.8% were rated at A- or above, and approximately 73.0% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA at March 31, 2010. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.
     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $15.5 million at March 31, 2010.
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at March 31, 2010 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$3,696	$97	$(8)	$3,785
Government agency mortgage-backed securities	101,346	4,596	(29)	105,913
Government agency obligations	983	31	—	1,014
Collateralized mortgage obligations and other asset-backed securities	121,020	9,140	(1,609)	128,551
Obligations of states and political subdivisions	194,663	8,480	(232)	202,911
Corporate bonds	148,216	11,743	(71)	159,888

Total Debt Securities	569,924	34,087	(1,949)	602,062
Preferred stocks	1,416	157	(86)	1,487
Short-term investments	45,531	—	—	45,531

Total	$616,871	$34,244	$(2,035)	$649,080

     At March 31, 2010, there were 133 unrealized loss positions with a total unrealized loss of $2.0 million. This represents approximately 0.3% of quarter end available-for-sale assets of $649.1 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of March 31, 2010. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.8 years, and 3.5 years on a taxable equivalent basis. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities. In light of our operating cash flow over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year, where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.

     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at March 31, 2010:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$2,135	$(8)	$—	$—
Government agency mortgage-backed securities	6,091	(29)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	12,151	(517)	7,725	(1,092)
Obligations of states and political subdivisions	13,554	(170)	1,232	(62)
Corporate bonds	12,157	(71)	60	—

Total Debt Securities	46,088	(795)	9,017	(1,154)
Preferred Stocks	—	—	420	(86)

Total	$46,088	$(795)	$9,437	$(1,240)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the three months ended March 31, 2010. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the general level of rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

Amount of
Unrealized Loss at
Sector	March 31, 2010
(Dollars in thousands)
Short Term Investments	$—
U.S. Treasuries	(8)
U.S. Agencies	—
Municipal Bonds	(189)
Taxable Municipal Bonds	(43)
Corporate Bonds	(67)
High Yield Bonds	(4)
MBS Passthroughs	(18)
CMOs	(736)
Asset Backed Securities	(552)
Commercial MBS	(332)
Convertible Securities	—
High Yield Convertible Fund	—
Structured Finance Fund	—
Preferred Stocks	(86)
Common Stocks	—

$(2,035)

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
     The table below illustrates the breakdown of impaired securities by investment grade and non investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 3.5% as of March 31, 2010.

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	10.6%	$6,110	$1,049	17.2%	57.8%
Investment Grade	89.4	51,450	986	1.9	64.3

Total	100.0%	$57,560	$2,035	3.5%	60.9%

     The majority of these securities are “AAA” or “AA” rated. Of the $1.0 million of unrealized loss within non-investment grade, CMOs accounted for 49.9% of this loss. Within CMOs, 75.5% were collateralized by prime loans with the balance in Alt-A and sub-prime. The next highest percent of the loss within non-investment grade were Alt-A and sub-prime home equity asset-backed securities at 49.5% of the loss. The remaining portion of the loss, or 0.6%, was within non-investment grade corporate issues. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 36.2% of the total loss. Within CMOs 57.9% are rated AAA including the 39.2% of the CMO exposure that is agency issued, and have primarily been affected by the general level of interest rates as well. The next largest concentration of temporarily impaired securities is Asset Backed Securities at 27.1% of the total loss. The next largest concentration of temporarily impaired securities is Commercial MBS at approximately 16.3% of the total loss. Both ABS and CMBS have been affected primarily by the widening of spreads and/or the general level of interest rates. The next largest concentration of temporarily impaired securities is Municipal Bonds at approximately 11.4% of the total loss.
     For the three months ended March 31, 2010, we sold approximately $2.1 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.4 million. This loss represented

16.8% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions. These situations were exceptions to our general assertion regarding our ability and intent to hold securities with unrealized losses until they mature or recover in value.
     During the three months ended March 31, 2010, net realized gains were $4.2 million compared to net realized gains of $1.8 million during the three months ended March 31, 2009. Net realized gains for the three months ended March 31, 2010 were principally due to net gains on the sale of certain available for sale securities of $2.1 million and the mark to market increase in securities carried at market of approximately $2.5 million. Those securities that are marked to market include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the three months ended March 31, 2010, $13.7 million of the costs were deferred. Deferred policy acquisition costs totaled $26.2 million, or 29.1% of unearned premiums (net of reinsurance), at three months ended March 31, 2010.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Direct written premiums	$75,158	$73,120
Ceded written premiums	31,151	28,053

Net written premiums	$44,007	$45,067

Ceded written premiums as percentage of direct written premiums	41.4%	38.4%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Ceded written premiums	$31,151	$28,053
Ceded premiums earned	30,526	25,072
Losses and loss adjustment expenses ceded	17,776	17,608
Ceding commissions	7,733	6,666
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $13.4 million net cash paid for the three months ended March 31, 2010 compared to net cash paid of $8.3 million for the three months ended March 31, 2009.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On March 31, 2010, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust and an irrevocable letter of credit. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On March 31, 2010, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On March 31, 2010 and December 31, 2009, FMFC had a net amount of recoverables from reinsurers of $237.3 million and $228.7 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specfically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this guidance in the first quarter of 2010 is included in Note 5, “Fair Value Measurements” to the condensed consolidated financial statements.
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance in the first quarter of 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     Prospective Accounting Standards
     The Emerging Issues Task Force (EITF or “Task Force”) Issue No. 09-G intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the Task Force reached a consensus-for-exposure that would limit the costs an entity can include in DAC to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only included those that result in the successful acquisition of a policy and exclude all cost incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.
     On March 18, 2010, the Task Force affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs. The Task Force also agreed that advertising cost should be capitalized only when certain requirements are met. There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested. The Task Force plans to discuss that question and the effective date and transition at the next EITF meeting in June.
     If the Task Force reaches a final consensus at a subsequent meeting and it is ratified by the Financial Accounting Standards Board (FASB), as currently proposed, it would be effective for interim and annual periods beginning on or after December 15, 2010, with either prospective or retrospective application permitted, as currently drafted. Early adoption would also be permitted.

     This issue, if ratified, has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on the results of operations. It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs. Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over the period in which the associated premium written is earned as revenue. Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in the current period. We will continue to monitor the progress of this issue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Date:	Executive Vice President and Chief Financial Officer May 10, 2010

INDEX OF EXHIBITS

Exhibit
Number	Note	Description

31 (a)	(1)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(1)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	- Filed herewith