Form 10-Q
period 2010-06-30
FIRST MERCURY FINANCIAL CORP
filed 2010-08-06
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-33077
FIRST MERCURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-3164336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29110 Inkster Road Suite 100
Southfield, Michigan	48034
(Address of Principal Executive Offices)	(Zip Code)
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
The number of shares of Common Stock, par value $0.01, outstanding on August 3, 2010 was 17,757,859

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$686,705	$648,522
Equity securities and other	38,294	38,752
Short-term	23,299	12,216

Total Investments	748,298	699,490
Cash and cash equivalents	23,188	14,275
Premiums and reinsurance balances receivable	56,133	78,544
Accrued investment income	6,581	6,248
Accrued profit sharing commissions	14,588	14,661
Reinsurance recoverable on paid and unpaid losses	192,646	172,711
Prepaid reinsurance premiums	56,931	57,374
Deferred acquisition costs	25,461	25,654
Intangible assets, net of accumulated amortization	36,072	37,104
Goodwill	25,483	25,483
Other assets	25,529	26,049

Total Assets	$1,210,910	$1,157,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$527,042	$488,444
Unearned premium reserves	149,271	146,773
Long-term debt	67,013	67,013
Line of credit	30,000	4,000
Funds held under reinsurance treaties	77,866	71,661
Premiums payable to insurance companies	28,523	31,167
Reinsurance payable on paid losses	2,499	958
Deferred federal income taxes	13,404	13,844
Accounts payable, accrued expenses, and other liabilities	17,930	17,649

Total Liabilities	913,548	841,509

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,757,859 and 17,181,106 shares	178	172
Paid-in-capital	156,898	154,417
Accumulated other comprehensive income	21,845	16,256
Retained earnings	120,289	147,087
Treasury stock; 130,600 and 130,600 shares	(1,848)	(1,848)

Total Stockholders’ Equity	297,362	316,084

Total Liabilities and Stockholders’ Equity	$1,210,910	$1,157,593

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$51,504	$51,432	$103,177	$104,027
Commissions and fees	7,857	9,577	15,659	16,471
Net investment income	8,416	7,132	17,085	13,566
Net realized gains (losses) on investments	(1,502)	9,644	2,683	11,437
Other-than-temporary impairment losses on investments:
Total losses	(332)	(832)	(1,279)	(869)
Portion of losses recognized in accumulated other comprehensive income	293	735	735	735

Net impairment losses recognized in earnings	(39)	(97)	(544)	(134)

Total Operating Revenues	66,236	77,688	138,060	145,367

Operating Expenses
Losses and loss adjustment expenses, net	31,572	35,463	65,584	65,956
Amortization of deferred acquisition expenses	13,611	13,600	26,754	26,930
Underwriting, agency and other expenses	12,696	9,526	23,857	18,750
Amortization of intangible assets	516	575	1,032	1,149
Restructuring	—	—	5,018	—

Total Operating Expenses	58,395	59,164	122,245	112,785

Operating Income	7,841	18,524	15,815	32,582
Interest Expense	1,542	1,417	2,928	2,833
Change in Fair Value of Derivative Instruments	—	(123)	—	(230)

Income Before Income Taxes	6,299	17,230	12,887	29,979
Income Taxes	2,154	5,621	3,529	9,689

Net Income	$4,145	$11,609	$9,358	$20,290

Net Income Per Share:
Basic	$0.23	$0.65	$0.53	$1.14

Diluted	$0.23	$0.64	$0.53	$1.11

Weighted Average Shares Outstanding:
Basic	17,451,657	17,700,272	17,279,391	17,737,708

Diluted	17,465,715	18,042,484	17,412,836	18,075,668

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)
Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	1,571	—	—	—	1,571
Stock-based compensation excess tax benefits	—	(21)	—	—	—	(21)
Common stock repurchased and held in treasury	—	—	—	—	(780)	(780)
Common stock repurchased and retired	(4)	(5,080)	—	—	—	(5,084)
Payment of shareholder dividend	—	—	—	(443)	—	(443)
Comprehensive income:
Net income	—	—	—	20,290	—	20,290
Cumulative effect of adoption of FASB ASC 320-10 at April 1, 2009	—	—	(999)	999		—
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax of $257	—	—	(478)	—	—	(478)
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax of ($5,822)	—	—	10,813	—	—	10,813
Change in fair value of interest rate swaps, net of tax of $84	—	—	(156)	—	—	(156)
Less reclassification adjustment for gains included in net income, net of tax of $275	—	—	(511)	—	—	(511)

Total other comprehensive income	—	—	—	—	—	9,668

Total comprehensive income	—	—	—	—	—	29,958

Balance, June 30, 2009	$175	$158,426	$5,642	$123,874	$(1,279)	$286,838

Balance, January 1, 2010	$172	$154,417	$16,256	$147,087	$(1,848)	$316,084
Issuance of restricted stock	2	(2)	—	—	—	—
Exercise of stock options	4	1,089	—	—	—	1,093
Stock-based compensation expense	—	1,384	—	—	—	1,384
Stock-based compensation excess tax benefits	—	10	—	—	—	10
Payment of shareholder dividends	—	—	—	(36,156)	—	(36,156)
Comprehensive income:		—
Net income	—	—	—	9,358	—	9,358
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax ($258)	—	—	478	—	—	478
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax ($3,974)	—	—	7,380	—	—	7,380
Change in fair value of interest rate swaps, net of tax of $187	—	—	(346)	—	—	(346)
Less reclassification adjustment for gains included in net income, net of tax of $1,036	—	—	(1,923)	—	—	(1,923)

Total other comprehensive income	—	—	—	—	—	5,589

Total comprehensive income	—	—	—	—	—	14,947

Balance, June 30, 2010	$178	$156,898	$21,845	$120,289	$(1,848)	$297,362

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$9,358	$20,290
Adjustments to reconcile income to net cash provided by operating activities
Depreciation and amortization	2,034	1,969
Net investment income on alternative investments	(1,273)	(950)
Realized (gains) losses on investments	(2,683)	(11,437)
Other-than-temporary impairment losses on investments	544	134
Deferrals of acquisition costs, net	193	452
Deferred income taxes	(3,449)	6,902
Stock-based compensation expense	1,384	1,570
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	22,410	(2,105)
Accrued investment income	(332)	(927)
Accrued profit sharing commissions	73	(1,558)
Reinsurance recoverable on paid and unpaid losses	(19,936)	(15,202)
Prepaid reinsurance premiums	442	(5,287)
Loss and loss adjustment expense reserves	38,598	54,187
Unearned premium reserves	2,499	3,434
Funds held under reinsurance treaties	6,205	12,519
Reinsurance payable on paid losses	1,541	28
Premiums payable to insurance companies	(2,645)	3,689
Other	(733)	(9,583)

Net Cash Provided By Operating Activities	54,230	58,125

Cash Flows From Investing Activities
Cost of short-term investments acquired	(128,800)	(156,301)
Proceeds from disposals of short-term investments	117,716	171,522
Cost of debt and equity securities acquired	(115,610)	(153,812)
Proceeds from disposals of debt and equity securities	90,430	78,535

Net Cash Used In Investing Activities	(36,264)	(60,056)

Cash Flows From Financing Activities
Stock issued on stock options exercised	1,093	—
Purchase of common stock	—	(5,084)
Payment of shareholder dividends	(36,156)	(443)
Cash retained on excess tax benefits	10	(21)
Purchase of treasury stock	—	(780)
Net borrowings under credit facility	26,000	—

Net Cash Used In Financing Activities	(9,053)	(6,328)

Net Increase (Decrease) In Cash and Cash Equivalents	8,913	(8,259)
Cash and Cash Equivalents, beginning of period	14,275	31,833

Cash and Cash Equivalents, end of period	$23,188	$23,574

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,852	$2,734
Income taxes	$5,500	$4,750
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
     Recently Issued Accounting Standards
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specifically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this guidance during 2010 is included in Note 5, “Fair Value Measurements” to the condensed consolidated financial statements.
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance during 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     Prospective Accounting Standards
     The Emerging Issues Task Force (EITF or “Task Force”) Issue No. 09-G intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the Task Force reached a consensus-for-exposure that would limit the costs an entity can include in Deferred Acquisition Costs (“DAC”) to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only include those that result in the successful acquisition of a policy and exclude all cost incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
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
     At the July 29, 2010 EITF meeting, a final consensus was reached on this issue. The Task Force concluded that the deferral of acquisition costs will be limited to incremental direct costs of contract acquisition that are incurred in transactions with independent third parties. In addition, future cash flows attributable to advertising costs should be accounted for using the direct-response advertising guidance in Subtopic 340-20 for capitalization purposes. The capitalized costs would then be treated as deferred acquisition costs pursuant to Subtopic 944-30 for classification, subsequent measurement and premium deficiency purposes. Prospective application is required, with retrospective application permitted. If retrospective application is chosen, current period disclosures of the effect of the change in the current period under ASC section 250-10-50-1b(2) are not required. If prospective application is chosen, disclosure of either of the following would be required: (a) the amount of acquisition costs that would have been capitalized during the corresponding period immediately preceding adoption as if the guidance in the proposed update had been applied during that period compared to the amount previously capitalized during that period; or (b) the amount of acquisition costs capitalized during the period of adoption compared to the amount of acquisition costs that would have been capitalized during the period if the entity’s previous policy had been applied during that period.
     The effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. Final issuance of this consensus is expected in September of 2010. The FASB must ratify this consensus, and if approved, the guidance will be issued by the FASB in the form of an Accounting Standards Update.
     The adoption of this guidance, if ratified, will likely have a material effect on the Company’s results of operations and financial position. In the period of adoption and thereafter, the Company expects to capitalize less acquisition costs than those that would have been capitalized if the previous guidance had been applied, due to the narrowed definition of what constitutes an acquisition cost eligible for capitalization. The result will be a decrease in the Deferred acquisition costs asset balance in the Consolidated Balance Sheet, compared to the balance if the previous guidance had been applied. This lower asset balance will also result in lower amortization expense, presented as Amortization of deferred acquisition expenses in the Consolidated Statement of Income, in the period of adoption and thereafter compared to amortization recorded under the previous guidance. Lastly, by deferring less expense in the period of adoption and future periods, the result is an increase in expenses classified as Underwriting, agency and other in the Consolidated Statement of Income compared to those recorded if the previous guidance had been applied.

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
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Net income as reported	$4,145	$11,609	$9,358	$20,290
Net income allocated to unvested restricted stock shares	(68)	(87)	(155)	(152)

Net income available to common	$4,077	$11,522	$9,203	$20,138

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,451,657	17,700,272	17,279,391	17,737,708
Dilutive effect of stock options	14,058	342,212	133,445	337,960

Dilutive number of common and common equivalent shares outstanding	17,465,715	18,042,484	17,412,836	18,075,668

Net Income Per Common Share:
Basic	$0.23	$0.65	$0.53	$1.14

Diluted	$0.23	$0.64	$0.53	$1.11

Anti-dilutive shares excluded from diluted net income per common share	1,157,188	1,103,688	1,157,188	1,103,688

     On January 1, 2009, we adopted new FASB accounting guidance which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on our reported earnings per share amounts.
3. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at June 30, 2010 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$3,686	$143	$—	$3,829
Government agency mortgage-backed securities	103,862	6,280	(1)	110,141
Government agency obligations	630	37	—	667
Collateralized mortgage obligations and other asset-backed securities	116,941	9,878	(1,390)	125,429
Obligations of states and political subdivisions	208,421	10,232	(124)	218,529
Corporate bonds	148,512	13,045	(476)	161,081

Total Debt Securities	582,052	39,615	(1,991)	619,676
Preferred stocks	1,416	121	(129)	1,408
Short-term investments	23,299	—	—	23,299

Total	$606,767	$39,736	$(2,120)	$644,383

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVESTMENTS — (Continued)
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at December 31, 2009 by major security type were as follows:

		Gross Unrealized
	Amortized			Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$4,014	$110	$(3)	$4,121
Government agency mortgage-backed securities	98,278	3,820	(16)	102,082
Government agency obligations	986	30	—	1,016
Collateralized mortgage obligations and other asset-backed securities	120,505	8,142	(3,033)	125,614
Obligations of states and political subdivisions	198,252	9,310	(293)	207,269
Corporate bonds	135,549	10,596	(505)	145,640

Total Debt Securities	557,584	32,008	(3,850)	585,742
Preferred stocks	1,416	121	(131)	1,406
Short-term investments	12,216	—	—	12,216

Total	$571,216	$32,129	$(3,981)	$599,364

     The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of June 30, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$75,217	$77,776
Due after one year through five years	151,742	161,110
Due after five years through ten years	128,282	137,893
Due after ten years	30,723	32,034

	385,964	408,813
Government agency mortgage-backed securities	103,862	110,141
Collateralized mortgage obligations and other asset-backed securities	116,941	125,429

Total	$606,767	$644,383

     As of June 30, 2010 and December 31, 2009, the market value of convertible securities accounted for as hybrid instruments was $70.9 million and $69.5 million, respectively. Convertible bonds and bond units had a market value of $65.6 million and $61.4 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively. Convertible preferred stocks had a market value of $5.3 million and $8.2 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively. The Company recorded a decrease in the fair value of the hybrid instruments of $4.2 million and $5.9 million in Net realized gains (losses) on investments for the three months and sixth months, respectively, ended June 30, 2010. As of June 30, 2010 and December 31, 2009, all convertible securities were accounted for as hybrid instruments in accordance with FASB accounting guidance.
Alternative Investments
     The Company has $17.0 million invested in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $19.4 million at June 30, 2010. In addition, the Company has $10.0 million invested in another limited partnership, which invests in distressed structured finance products. The market value of this investment was $13.6 million at June 30, 2010. The Company elected the fair value option for these investments in accordance with FASB accounting guidance. The change in fair value of these investments is recorded in Net investment income and Net realized gains (losses) on investments in the Condensed Consolidated Statements of Income. The Company recorded an increase in the fair value of these alternative investments of $0.7 million and $1.3 million as Net investment income for the three and six months, respectively, ended June 30, 2010. Also, the Company recorded a decrease in the fair value of these alternative

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVESTMENTS — (Concluded)
investments of $0.1 million and an increase of $1.1 million recognized as Net realized gains (losses) on investments for the three and six months, respectively, ended June 30, 2010. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheets.
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES
Impairment of Investment Securities
     Impairment of investment securities results when a market value decline below amortized cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment (OTTI) losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in a change in impairment losses reported in the consolidated financial statements.
     With respect to securities where the decline in value is determined to be temporary and the security’s cost basis is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers which is directed and monitored by our investment committee. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)
     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Condensed Consolidated Statements of Income for which a portion of the OTTI was recognized in other comprehensive income for the period January 1, 2010 through June 30, 2010:

			Additions for
			OTTI
		Additions for	Securities
	January 1, 2010	OTTI Securities	Where Credit		Adjustments	June 30, 2010
	Cumulative	Where No	Losses Have	Reductions Due	to Book Value	Cumulative
	OTTI Credit	Credit Losses	Been	to Sales or	of Credit-	OTTI Credit
	Losses	Were	Recognized	Intend/Required	Impaired	Losses
	Recognized for	Recognized	Prior to	to Sell of	Securities due	Recognized for
	Securities Still	Prior to	January 1,	Credit-Impaired	to Changes in	Securities Still
	Held	January 1, 2010	2010	Securities	Cash Flows	Held
	(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations
and passthrough securities	$796	$—	$434	$—	$—	$1,230
All other corporate bonds	569	110	—	(57)	—	622

Total debt securities	$1,365	$110	$434	$(57)	$—	$1,852

     The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security. If the amortized cost is greater than the present value of the expected cash flows, the difference is considered credit loss and recognized in the Condensed Consolidated Statements of Income.
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at June 30, 2010:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	841	(1)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	17,884	(588)	6,337	(802)
Obligations of states and political subdivisions	4,045	(33)	1,734	(91)
Corporate bonds	11,293	(476)	—	—

Total Debt Securities	34,063	(1,098)	8,071	(893)
Preferred Stocks	—	—	377	(129)

Total	$34,063	$(1,098)	$8,448	$(1,022)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the periods ended June 30, 2010. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the level of interest rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)

Amount of
Unrealized
Loss at
Sector	June 30, 2010
(Dollars in thousands)
Debt Securities
U.S. Treasuries	$—
U.S. Agencies	—

U.S. government securities	—

Government agency mortgage-backed securities	(1)

Government agency obligations	—

MBS Passthroughs	(13)
CMOs	(717)
Asset Backed Securities	(291)
Commercial MBS	(369)

Collateralized mortgage obligations and other asset-backed securities	(1,390)

Obligations of states and political subdivisions	(124)

Corporate Bonds	(398)
High Yield Bonds	(78)

Corporate Bonds	(476)

Total Debt Securities	(1,991)

Preferred Stocks	(129)
Short-term investments	—

Total	$(2,120)

     At June 30, 2010, there were 129 unrealized loss positions with a total unrealized loss of $2.1 million. This represents approximately 0.3% of quarter end available-for-sale assets of $644.4 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of June 30, 2010. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.8 years, and 3.4 years on a taxable equivalent basis. We do not intend to sell and it is not expected we will need to sell these temporarily impaired securities. In light of our operating cash flow over the past 24 months, liquidity needs from the portfolio are minimal. As a result, we would not expect to have to liquidate temporarily impaired securities to pay claims or for any other purposes. There have been certain instances over the past year where due to market based opportunities, we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
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
     The table below illustrates the breakdown of impaired securities by investment grade and non-investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been less than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 4.8% as of June 30, 2010.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Concluded)

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
	(Dollars in thousands)
Non Investment Grade	30.3%	$13,536	$873	6.4%	67.5%
Investment Grade	69.7	31,094	1,247	4.0	34.7

Total	100.0%	$44,630	$2,120	4.8%	48.2%

     The majority of these securities are rated investment grade, BBB- or better. Of the $0.9 million of unrealized loss within non-investment grade, CMOs accounted for 60.2% of this loss. Within CMOs, 64.0% were collateralized by prime loans with the balance in Alt-A and sub-prime. The next highest percent of the loss within non-investment grade were Alt-A and sub-prime home equity asset-backed securities at 26.6% of the loss. The remaining portion of the loss, or 13.2%, was within non-investment grade corporate issues. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is CMOs at 33.8% of the total loss. The next largest concentration of temporarily impaired securities is Corporate Bonds at 22.5% of the loss, followed by Commercial MBS at 17.4%, Asset Backed Securities at 13.7%, Preferred Stocks at 6.1%, Municipal Bonds at 5.8% and MBS Passthroughs at 0.7%. These securities have been affected primarily by the widening of spreads and/or general level of interest rates, and will continue to be monitored.
     For the six months ended June 30, 2010, we sold approximately $4.0 million of market value of fixed income securities excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.5 million. This loss represented 10.8% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2010. These securities were classified as Level 2 at June 30, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of June 30, 2010 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$621,084	$3,829	$617,255	$—
Equity securities	—	—	—	—
Short-term investments	23,299	23,299	—	—
Hybrid securities	70,937	—	70,937	—
Alternative investments	32,978	—	13,576	19,402

Total	$748,298	$27,128	$701,768	$19,402

     The following table presents our investments measured at fair value on a recurring basis as of December 31, 2009 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$587,148	$4,121	$583,027	$—
Equity securities	—	—	—	—
Short-term investments	12,216	12,216	—	—
Hybrid securities	69,525	—	69,525	—
Alternative investments	30,601	—	12,427	18,174

Total	$699,490	$16,337	$664,979	$18,174

     Recent FASB guidance that we adopted in the first quarter of 2010 requires separate disclosure of the amounts of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.
     Level 3 assets at June 30, 2010 include a $19.4 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The general partner of this limited partnership values this investment through an internally developed pricing model. If a security is listed on a recognized exchange, it will be valued at the last sale price or the average of the highest current independent bid and lowest current independent offer for the security if there is not a reported transaction in the security on that day. If a security is traded over the counter, it shall be valued at the average of the highest current

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. FAIR VALUE MEASUREMENTS — (Concluded)
independent bid and lowest current independent offer reported upon the closing of trading on that day. If the market for a security exists predominantly through a limited number of market makers, the general partner will attain the bid and offer for the security made by at least two market makers in the security. The security shall then be valued at the mid-point of the quote that represents the fair value of the security, as determined under the circumstances and in the good faith judgment of the general partner. If the general partner determines in good faith, however, that the application of these rules does not properly reflect a security’s fair market value, then such security shall be valued at fair value as determined in good faith by the general partner on the basis of all relevant facts and circumstances. All records with regard to valuation shall be retained by the limited partnership. With respect to securities denominated in currencies other than the U.S. dollar, the value of such securities shall be converted to U.S. dollars upon the close of each month by utilizing the spot currency exchange rate as set forth by Bloomberg Financial Services (or such other source deemed appropriate by the general partner). As of June 30, 2010, 9.9% of the reported market value of this limited partnership was valued by a good faith judgment of the general partner and the balance by observable market inputs.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Level 3 investments, beginning of period	$19,428	$18,174
Purchases	—	—
Transfers to Level 2	—	—
Transfers to Level 3	—	—
Change in market value	(26)	1,228

Level 3 investments as of June 30, 2010	$19,402	$19,402

     We use derivatives to hedge our exposure to interest rate fluctuations. For these derivatives, we used quoted market prices to estimate fair value and included the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses, line of credit and long-term debt. At June 30, 2010, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $32.3 million at June 30, 2010. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 9.84%, which is based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.
6. INCOME TAXES
     At June 30, 2010 and December 31, 2009, we have taken no uncertain tax positions which would require additional disclosure per current FASB accounting guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2006, 2007 and 2008 remain open and are subject to examination.
     The Company files a consolidated federal income tax return with its subsidiaries. Taxes are allocated among the Company’s subsidiaries based on the Tax Allocation Agreement employed by these entities, which provides that taxes of the entities are calculated on a separate-return basis at the highest marginal tax rate.
     Income taxes in the accompanying unaudited Condensed Consolidated Statements of Income differ from the statutory tax rate of 35.0% primarily due to state income taxes, non-deductible expenses including acquisition-related expenses, the nontaxable portion of dividends received, tax-exempt interest and a one-time purchase accounting adjustment.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$511,828	$400,152	$488,444	$372,721
Less reinsurance recoverables	175,259	138,943	164,488	128,552

Net Balance, beginning of period	336,569	261,209	323,956	244,169

Incurred Related To
Current year	31,572	39,084	65,584	70,327
Prior years	—	(3,621)	—	(4,371)

Total Incurred	31,572	35,463	65,584	65,956

Paid Related To
Current year	637	3,533	4,227	4,439
Prior years	23,078	12,388	40,887	24,935

Total Paid	23,715	15,921	45,114	29,374

Net Balance	344,426	280,751	344,426	280,751
Plus reinsurance recoverables	182,616	146,157	182,616	146,157

Balance, end of period	$527,042	$426,908	$527,042	$426,908

8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Written Premiums
Direct	$80,039	$77,892	$155,197	$151,012
Assumed	4,095	4,629	12,671	9,387
Ceded	(30,631)	(29,079)	(61,783)	(57,132)

Net Written Premiums	$53,503	$53,442	$106,085	$103,267

Earned Premiums
Direct	$78,102	$74,913	$152,844	$148,218
Assumed	4,683	4,460	12,526	8,747
Ceded	(31,700)	(26,773)	(62,226)	(51,845)
Earned but unbilled premiums	419	(1,168)	33	(1,093)

Net Earned Premiums	$51,504	$51,432	$103,177	$104,027

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
     The Company’s 2010 and 2009 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. REINSURANCE — (Concluded)
payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $77.9 million and $71.7 million as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $20.7 million and $22.6 million at June 30, 2010 and 2009, respectively.
9. SHARE REPURCHASE PROGRAM
     On August 20, 2009, the Board of Directors of the Company authorized a share repurchase plan to purchase up to 1.0 million shares of common stock through open market or privately negotiated transactions. The repurchase program expires on August 20, 2010. During the three and six months ending June 30, 2010, the Company did not repurchase any shares of common stock under the August 2009 share repurchase plan. As of June 30, 2010, the Company had 1.0 million shares of remaining capacity under the share repurchase program. Shares purchased under the program are retired and returned to the status of authorized but unissued shares.
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
     The stock options and shares of restricted stock awarded under the Omnibus Plan vest in three equal installments over a period of three years, unless otherwise disclosed. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the three and six months ended June 30, 2010, the Company granted 18,400 shares of restricted stock to non-employee directors under the Omnibus Plan. During the three and six months ended June 30, 2009, the Company granted 19,704 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation expense was recognized immediately.
     Shares available for future grants under the Omnibus Plan totaled 1,561,799 at June 30, 2010.
     The following table summarizes stock option activity for the six months ended June 30, 2010 and 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS — (Continued)

	1998 Plan		Omnibus Plan
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Oustanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	197,500	13.01
Forfeited during the period	—	—	(15,000)	18.78
Exercised during the period	—	—	—	—
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2009	431,050	$2.82	1,114,688	$17.05

Oustanding at January 1, 2010	419,762	$2.83	1,112,688	$17.00
Granted during the period	—	—	140,500	13.12
Forfeited during the period	(27,562)	2.04	(89,667)	16.22
Exercised during the period	(371,850)	2.78	(4,500)	13.01
Cancelled during the period	—	—	—	—

Outstanding at June 30, 2010	20,350	$4.86	1,159,021	$16.63

Exercisable at:
June 30, 2009	431,050	$2.82	453,125	$18.26
June 30, 2010	20,350	4.86	759,301	17.80
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $0.1 million at June 30, 2010. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at June 30, 2010.
     The total intrinsic value of stock options exercised for the three and six months ended June 30, 2010 was $0.1 million and $4.5 million, respectively.
     The number of stock option awards outstanding and exercisable at June 30, 2010 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	June 30, 2010	Contractual Life	Share	June 30, 2010	Share
1998 Plan
$4.86 - $6.49	20,350	4.39 Years	$4.86	20,350	$4.86

Omnibus Plan
$10.98 - $14.93	460,833	8.74 Years	$13.64	615,856	$18.64
$17.00 - $20.75	698,188	5.90	18.61	143,445	14.16

Total	1,159,021	7.03	16.63	759,301	17.80

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS — (Concluded)
     A summary of the Company’s restricted stock activity was as follows:

Number of
Restricted Shares
Outstanding at January 1, 2009	62,166
Shares granted	113,204
Shares vested	(38,238)
Shares forfeited	(3,300)

Outstanding at June 30, 2009	133,832

Outstanding at January 1, 2010	155,499
Shares granted	237,400
Shares vested	(64,734)
Shares forfeited	(36,997)

Outstanding at June 30, 2010	291,168

     The fair value of stock options granted during the six months ended June 30, 2010 and 2009 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2010	2009
Omnibus Plan
Expected term	6 years	6 years
Expected stock price volatility	43.20%	41.11%
Risk-free interest rate	3.04%	2.16%
Expected dividend yield	0.75%	—
Estimated fair value per option	$5.67	$5.53
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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $0.9 million and $1.4 million for the three and six months ended June 30, 2010, respectively. The Company recognized stock-based compensation expense of $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively.
     As of June 30, 2010, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Company’s accumulated other comprehensive income included the following:

	June 30,
	2010	2009
	(Dollars in thousands)
Unrealized holding losses on securities having credit losses recognized in the condensed consolidated statements of income, net of tax	$(1,009)	$(478)
Unrealized holding gains on securities having no credit losses recognized in the condensed consolidated statements of income, net of tax	24,985	7,852
Fair value of interest rate swaps, net of tax	(2,131)	(1,732)

Total accumulated other comprehensive income	$21,845	$5,642

13. INSURANCE REGULATION
     In September 2009, First Mercury Insurance Company (“FMIC”) and CoverX Corporation (“CoverX”) received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include First Mercury Emerald Insurance Services, Inc. (“Emerald”). Although the Pleadings seek to revoke CoverX’s and Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as those risks are produced by CoverX and Emerald personnel located outside the State of California. The Pleadings also assert a right to seek monetary penalties. FMIC, CoverX and Emerald have denied the allegations in the Pleadings, and CoverX and Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.
14. RESTRUCTURING
     Following a review of the Company’s operating structure with the Board of Directors in early 2010, the Company determined that a restructuring of certain components of the Company’s insurance underwriting operations and corporate support functions was necessary to improve the Company’s cost structure. As a result of this decision, the Company recorded a pretax restructuring charge of $5.0 million related to reductions in staffing levels, lease termination costs and other items in the first quarter of 2010. There was no restructuring charge recorded in the three months ended June 30, 2010. The Company does not anticipate any additional restructuring charges as a result of this plan.
15. CREDIT AGREEMENT
     On April 30, 2010, the Company amended its existing credit agreement with its lender since the payment of the special dividend would have resulted in a violation of a covenant in the credit agreement. The amendment extended the maturity date of the credit agreement from September 30, 2011 to September 30, 2013 and revised certain restrictive covenants. Refer to the “Long-term debt” section of Management’s Discussion and Analysis for more information.
16. SUBSEQUENT EVENT
     On July 1, 2010, the Company entered into a definitive agreement whereby its principal insurance subsidiary, First Mercury Insurance Company, will acquire Valiant Insurance Group, Inc. (“Valiant”), a subsidiary of Ariel Holdings, Ltd. (“Ariel”).

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. SUBSEQUENT EVENT — (Concluded)
     First Mercury will purchase Valiant for an amount equal to Valiant’s tangible book value, which is anticipated to be approximately $55 million at closing. The Company will use cash from its insurance subsidiaries to complete the transaction. Under the terms of the agreement, Ariel has agreed to provide First Mercury with full protection related to Valiant’s net loss and loss adjustment expense reserves and unearned premium reserves reflected on the closing date balance sheet. The transaction is subject to customary closing conditions and regulatory approvals and is anticipated to close in the fourth quarter of 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of the economic recession and the volatility in the financial markets on our investment portfolio; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our estimates for accrued profit sharing commissions are based on loss ratio performance and could be reduced if the underlying loss ratios deteriorate; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make; our ability to realize anticipated benefits from acquisitions; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; and the risks identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere in this Form 10-Q.
     Overview
     We are a provider of insurance products and services to the specialty commercial insurance markets, primarily focusing on niche and underserved segments where we believe that we have underwriting expertise and other competitive advantages. During our 37 years of underwriting security risks, we have established CoverX ® as a recognized brand among insurance agents and brokers and have developed significant underwriting expertise and a cost-efficient infrastructure. Over the last ten years, we have leveraged our brand, expertise and infrastructure to expand into other specialty classes of business, particularly focusing on smaller accounts that receive less attention from competitors.
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
     Our reserves for losses and loss adjustment expenses at June 30, 2010 and December 31, 2009, gross and net of ceded reinsurance were as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Gross
Case reserves	$159,222	$125,561
IBNR and ULAE reserves	367,820	362,883

Total reserves	$527,042	$488,444

Net of reinsurance
Case reserves	$105,951	$83,911
IBNR and ULAE reserves	238,475	240,045

Total	$344,426	$323,956

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
     The Company underwrote retroactive loss portfolio transfer (“LPT”) contracts during 2009 and the first quarter of 2010 in which the insured loss events occurred prior to the inception of the contract. These contracts were evaluated to determine whether they met the established criteria for reinsurance accounting. When reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. These contracts can cause significant variances in gross written premiums, net written premiums, net earned premiums, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method. The Company has no LPT contracts that are accounted for using the deposit method.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2010. These securities were classified as Level 2 at June 30, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     Impairment of Investment Securities
     Impairment of investment securities results when a market decline below cost is other-than-temporary. The other-than-temporary write down is separated into an amount representing the credit loss which is recognized in earnings and the amount related to all other factors which is recorded in Other comprehensive income. Management regularly reviews our fixed maturity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent to sell a security and whether it is more-likely-than-not we will be required to sell the security before the recovery of our amortized cost basis, and specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment (“OTTI”) losses result in a reduction of the cost basis of the underlying investment. Significant changes in these factors we consider when evaluating investments for impairment losses could result in additional impairment losses reported in the consolidated financial statements.
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

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The following table summarizes our results for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$51,504	$51,432	0%
Commissions and fees	7,857	9,577	(18)
Net investment income	8,416	7,132	18
Net realized gains (losses) on investments	(1,502)	9,644	(116)
Other-than-temporary impairment losses on investments	(39)	(97)	(60)

Total Operating Revenues	66,236	77,688	(15)

Operating Expenses
Losses and loss adjustment expenses, net	31,572	35,463	(11)
Amortization of intangible assets	516	575	(10)
Other operating expenses	26,307	23,126	14

Total Operating Expenses	58,395	59,164	(1)

Operating Income	7,841	18,524	(58)
Interest Expense	1,542	1,294	19

Income Before Income Taxes	6,299	17,230	(63)
Income Taxes	2,154	5,621	62

Net Income	$4,145	$11,609	(64)%

Loss Ratio	61.3%	69.0%	-7.7 points
Underwriting Expense Ratio	35.2%	30.9%	4.3 points

Combined Ratio	96.5%	99.9%	-3.4 points

Operating Revenue
Net Earned Premiums

	Three Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Written premiums
Direct	$80,039	$77,892	3%
Assumed	4,095	4,629	(12)
Ceded	(30,631)	(29,079)	5

Net written premiums	$53,503	$53,442	0%

Earned premiums
Direct	$78,102	$74,913	4%
Assumed	4,683	4,460	5
Ceded	(31,700)	(26,773)	18
Earned but unbilled premiums	419	(1,168)	136

Net earned premiums	$51,504	$51,432	0%

     Direct written premiums increased $2.1 million, or 3%, primarily due to increases in premium production from the Company’s Excess/Umbrella Casualty and Commercial Property lines of business partially offset by a decrease in production from the Company’s Primary General Liability line of business during the three months ended June 30, 2010. Direct earned premiums increased $3.2 million in the three months ended June 30, 2010, or 4%, compared to the three months ended June 30, 2009.
     Assumed written premiums decreased $0.5 million, or 12%, and assumed earned premiums increased $0.2 million, or 5%. The decrease in assumed written premiums is primarily due to a decrease in premium production from the Company’s Professional Liability line of business.
     Ceded written premiums increased $1.6 million, or 5%, and ceded earned premiums increased $4.9 million, or 18%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Ceded written premiums increased to 36% of direct and assumed written premiums during the three months ended June 30, 2010 compared to 35% of direct and assumed written premiums during the three months ended June 30, 2009 principally due to purchasing more quota share and excess of loss reinsurance during the quarter ended June 30, 2010 for the Company’s primary casualty business compared to the same period of 2009.
     Earned but unbilled premiums increased $1.6 million, or 136%, primarily due to the net earned premiums subject to audit during the three months ended June 30, 2010 increasing compared to the net premiums earned subject to audit during the three months ended June 30, 2009.

Commissions and Fees

	Three Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$1,320	$1,360	(3)%
Insurance services commissions and fees	6,537	8,217	(20)

Total commissions and fees	$7,857	$9,577	(18)%

     Insurance underwriting commissions and fees decreased 3% from the three months ended June 30, 2009 to the three months ended June 30, 2010, principally due to lower commissions on a fronted program. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, decreased $1.7 million, as the result of decreased AMC commission and fee income of $1.8 million, partially offset by an increase of $0.1 million of commission income related to our workers’ compensation service program, during the second quarter of 2010 compared to the second quarter of 2009. The decrease in AMC commission and fee income was due to a contingent commission adjustment of $1.3 million recorded in the three months ended June 30, 2009 and lower premium production for unaffiliated insurance companies in the second quarter of 2010 compared to the same period of 2009.
     Net Investment Income and Realized Gains (Losses) on Investments. During the three months ended June 30, 2010, net investment income was $8.4 million, a $1.3 million, or 18%, increase from $7.1 million reported for the three months ended June 30, 2009, primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At June 30, 2010, invested assets were $748.3 million, a $123.1 million, or 19.7%, increase over $625.2 million of invested assets at June 30, 2009. This increase was primarily due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.8% and 4.7% at June 30, 2010 and 2009, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% at both June 30, 2010 and 2009.
     During the three months ended June 30, 2010, net realized losses were $1.5 million compared to net realized gains of $9.6 million during the three months ended June 30, 2009. Net realized losses for the three months ended June 30, 2010 were principally due to the mark to market decrease in securities carried at market of approximately $4.2 million, partially offset by net gains on the sale of certain securities of $2.7 million. Those securities that are marked to market through the Condensed Consolidated Statements of Income include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the three months ended June 30, 2010 and June 30, 2009, other-than-temporary impairment losses on investments were $0.1 million.
Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred decreased $3.9 million, or 11%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was primarily due to $7.6 million of storm-related losses and commercial property fire and other losses and loss adjustment expenses recorded during the second quarter of 2009 which did not recur in the second quarter of 2010. Increases in the 2010 accident year loss and loss adjustment expense ratio from decreased premium rates and for a Professional Liability line of business were substantially offset by decreases related to changes in business mix. There was no net development of December 31, 2009 prior years’ loss and loss adjustment expense reserves for the quarter ended June 30, 2010. Losses and loss adjustment expenses for the quarter ended June 30, 2009 included approximately $3.6 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves.

Other Operating Expenses

	Three Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$13,611	$13,600	0%
Other underwriting and operating expenses	12,696	9,526	33

Other operating expenses	$26,307	$23,126	14%

     During the three months ended June 30, 2010, other operating expenses increased $3.2 million, or 14%, from the three months ended June 30, 2009. Amortization of deferred acquisition expenses remained consistent during the three months ended June 30, 2010 from the three months ended June 30, 2009. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $3.2 million, or 33%. The increase was principally due to higher acquisition costs and operating expenses of $1.3 million, lower profit sharing commissions on ceded written premiums of $0.8 million and acquisition-related transaction costs of $1.1 million.
     Interest Expense. Interest expense increased 19% from the three months ended June 30, 2009 compared to the three months ended June 30, 2010. This increase was primarily due to interest expense on the balance outstanding for the Company’s credit agreement and a $0.1 million change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 34.2% for the three months ended June 30, 2010 and 32.6% for the three months ended June 30, 2009 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses including acquisition-related expenses, the nontaxable portion of dividends received and tax-exempt interest, and a one-time purchase accounting adjustment. The increase in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a lower portion of overall pretax income and due to the non-deductible acquisition-related expenses for the three months ended June 30, 2010 compared to the same period of 2009.

Results of Operations
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
The following table summarizes our results for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Operating Revenue
Net earned premiums	$103,177	$104,027	(1)%
Commissions and fees	15,659	16,471	(5)
Net investment income	17,085	13,566	26
Net realized gains on investments	2,683	11,437	(77)
Other-than-temporary impairment losses on investments	(544)	(134)	306

Total Operating Revenues	138,060	145,367	(5)

Operating Expenses
Losses and loss adjustment expenses, net	65,584	65,956	(1)
Amortization of intangible assets	1,032	1,149	(10)
Other operating expenses	50,611	45,680	11
Restructuring	5,018	—	100

Total Operating Expenses	122,245	112,785	8

Operating Income	15,815	32,582	(51)
Interest Expense	2,928	2,603	12

Income Before Income Taxes	12,887	29,979	(57)
Income Taxes	3,529	9,689	64

Net Income	$9,358	$20,290	(54)%

Loss Ratio	63.6%	63.4%	0.2 points
Underwriting Expense Ratio	39.2%	30.6%	8.6 points

Combined Ratio	102.8%	94.0%	8.8 points

Operating Revenue
Net Earned Premiums

	Six Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Written premiums
Direct	$155,197	$151,012	3%
Assumed	12,671	9,387	35
Ceded	(61,783)	(57,132)	8

Net written premiums	$106,085	$103,267	3%

Earned premiums
Direct	$152,844	$148,218	3%
Assumed	12,526	8,747	43
Ceded	(62,226)	(51,845)	20
Earned but unbilled premiums	33	(1,093)	103

Net earned premiums	$103,177	$104,027	(1)%

     Direct written premiums increased $4.2 million, or 3%, primarily due to increases in premium production from the Company’s Excess/Umbrella Casualty and Professional Liability lines of business partially offset by a decrease in production from the Company’s Primary General Liability line of business during the six months ended June 30, 2010. Direct earned premiums increased $4.6 million in the six months ended June 30, 2010, or 3%, compared to the six months ended June 30, 2009.
     Assumed written premiums increased $3.3 million, or 35%, and assumed earned premiums increased $3.8 million, or 43%. The increase in assumed written and earned premiums is primarily due to $3.3 million of premiums from assumed retroactive reinsurance transactions recorded during the six months ended June 30, 2010.
     Ceded written premiums increased $4.7 million, or 8%, and ceded earned premiums increased $10.4 million, or 20%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Ceded written premiums increased to 37% of direct and assumed written premiums during the six months ended June 30, 2010 compared to 36% of direct and assumed written premiums during the six months ended June 30, 2009 principally due to purchasing more quota share and excess of loss reinsurance during the six months ended June 30, 2010 for the Company’s primary casualty business compared to the same period of 2009. The increase in quota share cessions was partially offset by assumed reinsurance transactions that were fully retained by the Company.
     Earned but unbilled premiums increased $1.1 million, or 103%, primarily due to the net earned premiums subject to audit during the six months ended June 30, 2010 increasing compared to the net premiums earned subject to audit during the six months ended June 30, 2009.

Commissions and Fees

	Six Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Insurance underwriting commissions and fees	$2,789	$2,717	3%
Insurance services commissions and fees	12,870	13,754	(6)

Total commissions and fees	$15,659	$16,471	(5)%

     Insurance underwriting commissions and fees increased 3% from the six months ended June 30, 2009 to the six months ended June 30, 2010, principally due to higher policy and inspection fees partially offset by lower commissions on a fronted program. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, decreased $0.9 million as the result of decreased AMC commission and fee income due to a contingent commission adjustment of $1.3 million recorded during the six months ended June 30, 2009.
     Net Investment Income and Realized Gains on Investments. During the six months ended June 30, 2010, net investment income was $17.1 million, a $3.5 million, or 25.9%, increase from $13.6 million reported for the six months ended June 30, 2009, primarily due to the increase in invested assets over the period and an increase in the book yield of the portfolio. At June 30, 2010, invested assets were $748.3 million, a $123.1 million, or 19.7%, increase over $625.2 million of invested assets at June 30, 2009. This increase was primarily due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.8% and 4.7% at June 30, 2010 and 2009, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% at both June 30, 2010 and 2009.
     During the six months ended June 30, 2010, net realized gains were $2.7 million compared to net realized gains of $11.4 million during the six months ended June 30, 2009. Net realized gains for the six months ended June 30, 2010 were principally due to net gains on the sale of certain securities of $7.5 million offset by the mark to market decrease in securities carried at market of approximately $4.8 million. Those securities that are marked to market through the Condensed Consolidated Statements of Income include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the six months ended June 30, 2010 other-than-temporary impairment losses on investments were $0.5 million compared to other-than-temporary impairment losses on investments of $0.1 million during the six months ended June 30, 2009.
Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred decreased $0.4 million, or 1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily due to $7.6 million of storm-related and commercial property fire and other losses and loss adjustment expenses recorded during the six months ended June 30, 2009 which did not recur during the six months ended June 30, 2010, offset by an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, a higher loss ratio on assumed retroactive reinsurance transactions, and an increase in the loss and loss adjustment expense ratio for a Professional Liability line of business. There was no net development of December 31, 2009 prior years’ loss and loss adjustment expense reserves for the six months ended June 30, 2010. Losses and loss adjustment expenses for the six months ended June 30, 2009 included approximately $4.4 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves.

Other Operating Expenses

	Six Months Ended
	June 30,
	2010	2009	Change
	(Dollars in thousands)
Amortization of deferred acquisition expenses	$26,754	$26,930	(1)%
Other underwriting and operating expenses	23,857	18,750	27

Other operating expenses	$50,611	$45,680	11%

     During the six months ended June 30, 2010, other operating expenses increased $4.9 million, or 11%, from the six months ended June 30, 2009. Amortization of deferred acquisition expenses were approximately flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $5.1 million, or 27%. The increase was principally due to higher acquisition costs and operating expenses of $2.2 million, lower profit sharing commissions on ceded written premiums of $1.4 million, acquisition-related costs of $1.1 million and $0.4 million in general and underwriting expenses related to our insurance services operations, which are unrelated to premiums.
     Restructuring. During the six months ending June 30, 2010, the Company recorded pretax restructuring charges of $5.0 million related to restructuring activities initiated in the first quarter 2010. As of June 30, 2010, all restructuring activities have been completed and no future restructuring charges are expected relating to these actions initiated in the first quarter of 2010.
     Interest Expense. Interest expense increased 12% from the six months ended June 30, 2009 compared to the six months ended June 30, 2010. This increase was primarily due to interest expense on the balance outstanding for the Company’s credit agreement and a $0.2 million change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were approximately 27.4% for the six months ended June 30, 2010 and 32.3% for the six months ended June 30, 2009 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses including acquisition-related expenses, the nontaxable portion of dividends received and tax-exempt interest, and a one-time purchase accounting adjustment. The decrease in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a higher portion of overall pretax income partially offset by non-deductible acquisition-related expenses for the six months ended June 30, 2010 compared to the same period of 2009.
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
     The primary uses of our insurance subsidiaries’ cash include the payment of claims and related adjustment expenses, underwriting fees and commissions, taxes, making investments and paying dividends. In addition, we anticipate funding the acquisition of Valiant, which is expected to close in the fourth quarter of 2010, with existing funds from our insurance subsidiaries. Because the payment of individual claims cannot be predicted with certainty, our insurance subsidiaries rely on our paid claims history and industry data in determining the expected payout of claims and estimated loss reserves. To the extent that FMIC, FMCC, and AUIC have an unanticipated shortfall in cash, they may either liquidate securities held in their investment portfolios or obtain capital from FMFC. However, given the cash generated by our insurance subsidiaries’ operations and the relatively short duration of their investment portfolios, we do not currently foresee any such shortfall.

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
Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses, for purchasing investments and for paying shareholder dividends. A summary of our cash flows is as follows:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$54,230	$58,125
Investing activities	(36,264)	(60,056)
Financing activities	(9,053)	(6,328)

Change in cash and cash equivalents	$8,913	$(8,259)

     Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. A majority of the cash received from net written premiums for the six months ended June 30, 2010 and 2009 was retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash used in investing activities for the six months ended June 30, 2010 and 2009 primarily resulted from our net investment in short-term, debt and equity securities.
     Net cash used in financing activities for the six months ended June 30, 2010 was primarily for the payment of shareholders’ dividends, partially offset by net borrowings of $26.0 million on the Company’s revolving credit facility and funds received from the exercise of stock options.
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
Stockholders’ Equity
     Our total stockholders’ equity was $297.4 million, or $16.75 per outstanding share, as of June 30, 2010 compared to $316.1 million, or $18.40 per outstanding share, as of December 31, 2009. Our tangible stockholders’ equity attributable to common shareholders was $248.1 million, or $13.97 per outstanding share, as of June 30, 2010 compared to $266.1 million, or $15.49 per outstanding share as of December 31, 2009. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common shareholders:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Total stockholders’ equity	$297,362	$316,084
Intangible assets, net	(36,072)	(37,104)
Deferred tax liability — intangible assets, net	12,251	12,613
Goodwill	(25,483)	(25,483)
Tangible stockholders’ equity attributable to common shareholders	$248,058	$266,110

Common shares outstanding	17,757,859	17,181,106

Book value per share	$16.75	$18.40

Tangible book value per share	$13.97	$15.49

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At June 30, 2010, the three month LIBOR rate was 0.53%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Agreement. Our credit agreement, as amended, provides for borrowings of up to $30.0 million. At June 30, 2010 borrowings under the credit agreement bear interest equal to the greater of: (i) the prime rate, subject to a minimum of 2.50%; or (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0%, or with respect to certain other borrowings, a rate negotiated between the Company and the lender. The obligations under the credit agreement are guaranteed by our material non-insurance subsidiaries. At June 30, 2010, there were $30.0 million of borrowings under the agreement, which represents the full amount of the lender’s commitment to the Company. At June 30, 2010, the interest rate on the $30.0 million of borrowings was 2.34%. The credit agreement also contains various restrictive covenants that relate to the Company’s shareholders’ equity, leverage ratio, fixed charge coverage ratio, surplus and risk based capital, and A.M. Best Ratings of its insurance subsidiaries. On April 30, 2010, the Company renegotiated the terms of its existing credit agreement with its lender. The revised terms allow for the payment of the special dividend without violation of the covenants of the credit agreement. In addition, the credit agreement’s maturity date was extended from September 30, 2011 to September 30, 2013 and the credit agreement’s financial covenants were revised. The Company was in compliance with the restrictive covenants at June 30, 2010.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In June 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under our third swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At June 30, 2010, we had no exposure to credit loss on the interest rate swap agreements.

Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At June 30, 2010, our investments had a market value of $748.3 million and consisted of the following investments:

	Market Value	% of Portfolio
	(Dollars in thousands)
Short Term Investments	$23,299	3.1%
U.S. Treasuries	3,829	0.5%
U.S. Agencies	667	0.1%
Municipal Bonds	209,645	28.0%
Taxable Municipal Bonds	8,884	1.2%
Corporate Bonds	140,656	18.8%
High Yield Bonds	20,425	2.7%
MBS Passthroughs	53,356	7.1%
CMOs	97,512	13.0%
Asset Backed Securities	25,645	3.4%
Commercial MBS	59,057	7.9%
Convertible Securities	70,937	9.5%
High Yield Convertible Fund	19,402	2.6%
Structured Finance Fund	13,576	1.8%
Preferred Stocks	1,408	0.3%

Total	$748,298	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at June 30, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

Average Life	% of Total Investment
Less than one year	15.5%
One to two years	11.2%
Two to three years	16.6%
Three to four years	17.3%
Four to five years	10.9%
Five to seven years	11.2%
More than seven years	17.3%

Total	100.0%

     The effective duration of the portfolio as of June 30, 2010 is approximately 3.5 years and the taxable equivalent duration is 3.1 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.8 years and 3.4 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.9% at June 30, 2010 and 4.7% at June 30, 2009. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.3% at both June 30, 2010 and 2009.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of A+ at June 30, 2010. The fixed income portfolio had a weighted average credit quality of AA- at June 30, 2010. The majority of the investments rated BBB and below are convertible securities and opportunistic investments in high yield credit and non-agency mortgage-backed securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of June 30, 2010 as a percentage of total market value.

S&P Rating	% of Total Investments
AAA	45.5%
AA	14.3%
A	14.6%
BBB	10.8%
BB	6.8%
B	1.9%
CCC	5.6%
CC	0.3%
C	0.1%
D	0.1%

Total	100.0%

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
     At June 30, 2010, the Company held CMO’s classified as available-for-sale with a fair value of $97.5 million. Approximately 55.1% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at June 30, 2010, the Company held $52.7 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $59.1 million, of which 82.5% are pre-2006 vintage, at June 30, 2010. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 44.3% and comprised mainly of super senior structures. The weighted average loan to value at origination was 67.3%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $11.8 million and $22.2 million at June 30, 2010, respectively. Included in these securities is a recent allocation to a manager who specializes in opportunities in the non-agency mortgage sector. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at June 30, 2010 was B+.
     The Company’s fixed maturity investment portfolio at June 30, 2010 included securities issued by numerous municipalities with a total carrying value of $218.5 million. Approximately $14.5 million, or 6.7%, were pre-refunded (escrowed with Treasuries). Approximately $86.2 million, or 39.4%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the third party insurers, resulted in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AA+ to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $86.2 million of insured municipal securities in the Company’s investment portfolio at June 30, 2010, 98.7% were rated at A- or above, and approximately 74.8% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA+ at June 30, 2010. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.

     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $23.2 million at June 30, 2010.
     Refer to Note 4 of the Condensed Consolidated Financial Statements for discussion and analysis of other than temporary impairments of investment securities.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the six months ended June 30, 2010, $27.2 million of the costs were deferred. Deferred policy acquisition costs totaled $25.5 million, or 27.6% of unearned premiums (net of reinsurance), at six months ended June 30, 2010.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Direct written premiums	$155,197	$151,012
Ceded written premiums	61,783	57,132

Net written premiums	$93,414	$93,880

Ceded written premiums as percentage of direct written premiums	39.8%	37.8%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Ceded written premiums	$61,783	$57,132
Ceded premiums earned	62,226	51,845
Losses and loss adjustment expenses ceded	35,780	37,507
Ceding commissions	15,978	14,183
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $22.6 million net cash paid for the six months ended June 30, 2010 compared to net cash paid of $12.8 million for the six months ended June 30, 2009.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On June 30, 2010, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On June 30, 2010, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.

     On June 30, 2010 and December 31, 2009, FMFC had a net amount of recoverables from reinsurers of $244.0 million and $228.7 million, respectively, on a consolidated basis.
     Recent Accounting Pronouncements
     In January 2010, the FASB issued an update to the Accounting Standards Codification (ASC) related to fair value measurements and disclosures. This ASC update provides for additional disclosure requirements to improve the transparency and comparability of fair value information in financial reporting. Specifically, the new guidance requires separate disclosure of the amounts of significant transfers in and out of Levels 1 and 2, as well as the reasons for the transfers, and separate disclosure for the purchases, sales, issuances and settlement activity in Level 3. In addition, this ASC update requires fair value measurement disclosure for each class of assets and liabilities, and disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements in Levels 2 and 3. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity detail which will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. These amendments do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this guidance during the first quarter of 2010 is included in Note 5, “Fair Value Measurements” to the condensed consolidated financial statements.
     In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance during the first quarter of 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     Prospective Accounting Standards
     The Emerging Issues Task Force (EITF or “Task Force”) Issue No. 09-G intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the Task Force reached a consensus-for-exposure that would limit the costs an entity can include in Deferred Acquisition Costs (“DAC”) to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only include those that result in the successful acquisition of a policy and exclude all cost incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.
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
     At the July 29, 2010 EITF meeting, a final consensus was reached on this issue. The Task Force concluded that the deferral of acquisition costs will be limited to incremental direct costs of contract acquisition that are incurred in transactions with independent third parties. In addition, future cash flows attributable to advertising costs should be accounted for using the direct-response advertising guidance in Subtopic 340-20 for capitalization purposes. The capitalized costs would then be treated as deferred acquisition costs pursuant to Subtopic 944-30 for classification, subsequent measurement and premium deficiency purposes. Prospective application is required, with retrospective application permitted. If retrospective application is chosen, current period disclosures of the effect of the change in the current period under ASC section 250-10-50-1b(2) are not required. If prospective application is chosen, disclosure of either of the following would be required: (a) the amount of acquisition costs that would have been capitalized during the corresponding period immediately preceding adoption as if the guidance in the proposed update had been applied during that period compared to the amount previously capitalized during that period; or (b) the amount of acquisition costs capitalized during the period of adoption compared to the amount of acquisition costs that would have been capitalized during the period if the entity’s previous policy had been applied during that period.

     The effective date is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. Final issuance of this consensus is expected in September of 2010. The FASB must ratify this consensus, and if approved, the guidance will be issued by the FASB in the form of an Accounting Standards Update.
     The adoption of this guidance, if ratified, will likely have a material effect on the Company’s results of operations and financial position. In the period of adoption and thereafter, the Company expects to capitalize less acquisition costs than those that would have been capitalized if the previous guidance had been applied, due to the narrowed definition of what constitutes an acquisition cost eligible for capitalization. The result will be a decrease in the Deferred acquisition costs asset balance in the Consolidated Balance Sheet, compared to the balance if the previous guidance had been applied. This lower asset balance will also result in lower amortization expense, presented as Amortization of deferred acquisition expenses in the Consolidated Statement of Income, in the period of adoption and thereafter compared to amortization recorded under the previous guidance. Lastly, by deferring less expense in the period of adoption and future periods, the result is an increase in expenses classified as Underwriting, agency and other in the Consolidated Statement of Income compared to those recorded if the previous guidance had been applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2009, FMIC and CoverX received from the California Department of Insurance (the “California Department”) an Accusation and an Order to Cease and Desist (collectively the “Pleadings”). The Pleadings (i) allege that FMIC and CoverX transacted business in California without the proper licenses, (ii) order FMIC and CoverX to stop transacting any business in California for which they do not have a license and (iii) seek the revocation of CoverX’s existing California fire and casualty producer license. In October 2009, the Pleadings were expanded to include FM Emerald. Although the Pleadings seek to revoke CoverX’s and FM Emerald’s existing California fire and casualty producer licenses, the California Department has agreed that CoverX and FM Emerald may continue to produce California business, and that FMIC may continue to insure California risks as long as these risks are produced by CoverX and FM Emerald personnel located outside the State of California, which is how the Company is currently conducting business. The Pleadings also assert a right to seek monetary penalties. FMIC, CoverX and FM Emerald have denied the allegations in the Pleadings, and CoverX and FM Emerald have requested a hearing on the action to revoke their respective fire and casualty producer licenses. FMIC, CoverX and FM Emerald have also been conferring with the California Department to obtain surplus lines broker licenses and resolve these issues. While it is not possible to predict with certainty the outcome of any legal proceeding, we believe the outcome of these proceedings will not result in a material adverse effect on our consolidated financial condition or results of operations.
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

Date: August 6, 2010

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