Form 10-Q
period 2010-09-30
FIRST MERCURY FINANCIAL CORP
filed 2010-11-09
CIK 929186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
The number of shares of Common Stock, par value $0.01, outstanding on November 5, 2010 was 17,752,360

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)
ASSETS
Investments
Debt securities	$688,556	$648,522
Equity securities and other	42,328	38,752
Short-term	40,710	12,216

Total Investments	771,594	699,490
Cash and cash equivalents	13,771	14,275
Premiums and reinsurance balances receivable	48,576	78,544
Accrued investment income	6,220	6,248
Accrued profit sharing commissions	8,903	14,661
Reinsurance recoverable on paid and unpaid losses	216,003	172,711
Prepaid reinsurance premiums	63,072	57,374
Deferred acquisition costs	24,197	25,654
Intangible assets, net of accumulated amortization	35,590	37,104
Goodwill	25,483	25,483
Other assets	44,421	26,049

Total Assets	$1,257,830	$1,157,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$566,886	$488,444
Unearned premium reserves	149,491	146,773
Long-term debt	67,013	67,013
Line of credit	30,000	4,000
Funds held under reinsurance treaties	80,409	71,661
Premiums payable to insurance companies	29,767	31,167
Reinsurance payable on paid losses	1,221	958
Deferred federal income taxes	17,821	13,844
Accounts payable, accrued expenses, and other liabilities	13,523	17,649

Total Liabilities	956,131	841,509

Stockholders’ Equity
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 17,752,360 and 17,181,106 shares	178	172
Paid-in-capital	157,535	154,417
Accumulated other comprehensive income	28,020	16,256
Retained earnings	117,814	147,087
Treasury stock; 134,500 shares	(1,848)	(1,848)

Total Stockholders’ Equity	301,699	316,084

Total Liabilities and Stockholders’ Equity	$1,257,830	$1,157,593

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Operating Revenue
Net earned premiums	$49,236	$51,512	$152,413	$155,539
Commissions and fees	40	7,445	15,699	23,916
Net investment income	8,349	7,540	25,434	21,105
Net realized gains on investments	7,671	13,766	10,354	25,204
Other-than-temporary impairment losses on investments:
Total losses	(214)	(761)	(1,339)	(1,631)
Portion of losses recognized in accumulated other comprehensive income	103	469	684	1,205

Net impairment losses recognized in earnings	(111)	(292)	(655)	(426)

Total Operating Revenues	65,185	79,971	203,245	225,338

Operating Expenses
Losses and loss adjustment expenses, net	42,531	30,345	108,114	96,301
Amortization of deferred acquisition expenses	13,269	13,960	40,024	40,889
Underwriting, agency and other expenses	11,215	10,169	35,071	28,919
Amortization of intangible assets	482	559	1,515	1,709
Restructuring	—	—	5,018	—

Total Operating Expenses	67,497	55,033	189,742	167,818

Operating Income (Loss)	(2,312)	24,938	13,503	57,520
Interest Expense	1,554	1,446	4,483	4,278
Change in Fair Value of Derivative Instruments	—	(171)	—	(401)

Income (Loss) Before Income Taxes	(3,866)	23,663	9,020	53,643
Provision for (Benefit from) Income Taxes	(1,835)	8,018	1,694	17,707

Net Income (Loss)	$(2,031)	$15,645	$7,326	$35,936

Net Income (Loss) Per Share:
Basic	$(0.11)	$0.90	$0.42	$2.03

Diluted	$(0.11)	$0.89	$0.41	$1.99

Weighted Average Shares Outstanding:
Basic	17,469,803	17,144,077	17,343,255	17,537,754

Diluted	17,469,803	17,486,020	17,435,544	17,877,126

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Accumulated
			Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)

Balance, January 1, 2009	$178	$161,957	$(3,027)	$103,028	$(499)	$261,637
Issuance of restricted stock	1	(1)	—	—	—	—
Exercise of stock options	1	8	—	—	—	9
Stock-based compensation expense	—	2,288	—	—	—	2,288
Stock-based compensation excess tax benefits	—	(21)	—	—	—	(21)
Common stock repurchased and held in treasury	—	—	—	—	(1,349)	(1,349)
Common stock repurchased and retired	(8)	(10,479)	—	—	—	(10,487)
Payment of shareholder dividend	—	—	—	(873)	—	(873)
Comprehensive income:
Net income	—	—	—	35,936	—	35,936
Cumulative effect of adoption of FASB ASC 320-10 at April 1, 2009	—	—	(999)	999		—
Other comprehensive income, net of tax
Unrealized holding losses on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax of $422	—	—	(783)	—	—	(783)
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax of ($12,377)	—	—	22,986	—	—	22,986
Change in fair value of interest rate swaps, net of tax of $268	—	—	(498)	—	—	(498)
Less reclassification adjustment for gains included in net income, net of tax of $739	—	—	(1,373)	—	—	(1,373)

Total other comprehensive income	—	—	20,332	—	—	20,332

Total comprehensive income	—	—	20,332	35,936	—	56,268

Balance, September 30, 2009	$172	$153,752	$16,306	$139,090	$(1,848)	$307,472

Balance, January 1, 2010	$172	$154,417	$16,256	$147,087	$(1,848)	$316,084
Issuance of restricted stock	2	(2)	—	—	—	—
Exercise of stock options	4	1,089	—	—	—	1,093
Stock-based compensation expense	—	2,053	—	—	—	2,053
Stock-based compensation excess tax benefits	—	(22)	—	—	—	(22)
Payment of shareholder dividends	—	—	—	(36,599)	—	(36,599)
Comprehensive income:		—
Net income	—	—	—	7,326	—	7,326
Other comprehensive income, net of tax
Unrealized holding gains on securities arising during the period having credit losses recognized in the condensed consolidated statements of income, net of tax ($378)	—	—	702	—	—	702
Unrealized holding gains on securities arising during the period having no credit losses recognized in the condensed consolidated statements of income, net of tax ($8,325)	—	—	15,460	—	—	15,460
Change in fair value of interest rate swaps, net of tax of $272	—	—	(506)	—	—	(506)
Less reclassification adjustment for gains included in net income, net of tax of $2,095	—	—	(3,892)	—	—	(3,892)

Total other comprehensive income	—	—	11,764	—	—	11,764

Total comprehensive income	—	—	11,764	7,326	—	19,090

Balance, September 30, 2010	$178	$157,535	$28,020	$117,814	$(1,848)	$301,699

See accompanying notes to condensed consolidated financial statements.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$7,326	$35,936
Adjustments to reconcile income to net cash provided by operating activities
Depreciation and amortization	3,006	3,051
Net investment income on alternative investments	(1,880)	(1,338)
Realized gains on investments	(10,354)	(25,204)
Other-than-temporary impairment losses on investments	655	426
Deferrals of acquisition costs, net	1,457	1,060
Deferred income taxes	(2,358)	5,716
Stock-based compensation expense	2,053	2,288
Increase (decrease) in cash resulting from changes in assets and liabilities
Premiums and reinsurance balances receivable	29,968	3,930
Accrued investment income	28	(540)
Accrued profit sharing commissions	5,757	(2,526)
Reinsurance recoverable on paid and unpaid losses	(43,292)	(32,185)
Prepaid reinsurance premiums	(5,698)	(10,863)
Loss and loss adjustment expense reserves	78,442	75,544
Unearned premium reserves	2,718	2,806
Funds held under reinsurance treaties	8,749	17,674
Reinsurance payable on paid losses	263	12
Premiums payable to insurance companies	(1,401)	3,532
Other	(9,195)	(14,051)

Net Cash Provided By Operating Activities	66,244	65,268

Cash Flows From Investing Activities
Cost of short-term investments acquired	(209,916)	(238,579)
Proceeds from disposals of short-term investments	165,849	259,966
Cost of debt and equity securities acquired	(179,557)	(213,818)
Proceeds from disposals of debt and equity securities	166,404	121,256

Net Cash Used In Investing Activities	(57,220)	(71,175)

Cash Flows From Financing Activities
Stock issued on stock options exercised	1,093	9
Purchase of common stock	—	(10,487)
Payment of shareholder dividends	(36,599)	(873)
Cash retained on excess tax benefits	(22)	(21)
Purchase of treasury stock	—	(1,349)
Net borrowings under credit facility	26,000	3,000

Net Cash Used In Financing Activities	(9,528)	(9,721)

Net Decrease In Cash and Cash Equivalents	(504)	(15,628)
Cash and Cash Equivalents, beginning of period	14,275	31,833

Cash and Cash Equivalents, end of period	$13,771	$16,205

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,379	$4,137
Income taxes	$10,150	$8,100
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
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current year presentation.
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
     In September 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance during 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Concluded)
     Prospective Accounting Standards
     In October 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amends FASB Accounting Standards Codification Topic 944, Financial Services – Insurance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 reflects the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”
     The guidance provides that the deferral of acquisition costs will be limited to incremental direct costs of contract acquisition that are incurred in transactions with independent third parties. In addition, future cash flows attributable to advertising costs should be accounted for using the direct-response advertising guidance in Subtopic 340-20 for capitalization purposes. The capitalized costs would then be treated as deferred acquisition costs pursuant to Subtopic 944-30 for classification, subsequent measurement and premium deficiency purposes. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.
     The adoption of this guidance will likely have a material effect on the Company’s results of operations and financial position. In the period of adoption and thereafter, the Company expects to capitalize less acquisition costs than those that would have been capitalized if the previous guidance had been applied, due to the narrowed definition of what constitutes an acquisition cost eligible for capitalization. The result will be a decrease in the Deferred acquisition costs asset balance in the Consolidated Balance Sheet, compared to the balance if the previous guidance had been applied. This lower asset balance will also result in lower amortization expense, presented as Amortization of deferred acquisition expenses in the Consolidated Statement of Income, in the period of adoption and thereafter compared to amortization recorded under the previous guidance. Lastly, by deferring less expense in the period of adoption and future periods, the result is an increase in expenses classified as Underwriting, agency and other in the Consolidated Statement of Income compared to those recorded if the previous guidance had been applied.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if common stock equivalents were issued and exercised.
     The following is a reconciliation of basic number of common shares outstanding to diluted common and common equivalent shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)

Net income (loss) as reported	$(2,031)	$15,645	$7,326	$35,936
Net income (loss) allocated to unvested restricted stock shares	32	(141)	(116)	(316)

Net income (loss) available to common	$(1,999)	$15,504	$7,210	$35,620

Weighted-average number of common and common equivalent shares outstanding:

Basic number of common shares outstanding	17,469,803	17,144,077	17,343,255	17,537,754
Dilutive effect of stock options	—	341,943	92,289	339,372

Dilutive number of common and common equivalent shares outstanding	17,469,803	17,486,020	17,435,544	17,877,126

Net Income (Loss) Per Common Share:
Basic	$(0.11)	$0.90	$0.42	$2.03

Diluted	$(0.11)	$0.89	$0.41	$1.99

Anti-dilutive shares excluded from diluted net income (loss) per common share	1,072,705	1,112,688	1,053,022	1,112,688

     On January 1, 2009, we adopted new FASB accounting guidance which requires that unvested restricted stock with a nonforfeitable right to receive dividends be included in the two-class method of computing earnings per share. The adoption of this guidance did not have a material impact on our reported earnings per share amounts.
3. INVESTMENTS
     The amortized cost, gross unrealized gains and losses, and market value of marketable investment securities classified as available-for-sale at September 30, 2010 by major security type were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
Debt Securities
U.S. government securities	$3,675	$170	$—	$3,845
Government agency mortgage-backed securities	106,919	6,223	(9)	113,133
Government agency obligations	1,009	33	—	1,042
Collateralized mortgage obligations and other asset-backed securities	117,441	12,476	(549)	129,368
Obligations of states and political subdivisions	192,332	13,299	(62)	205,569
Corporate bonds	152,653	15,839	(32)	168,460

Total Debt Securities	574,029	48,040	(652)	621,417
Preferred stocks	1,416	162	(129)	1,449
Short-term investments	40,710	—	—	40,710

Total	$616,155	$48,202	$(781)	$663,576

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

     The amortized cost and market value of debt securities classified as available-for-sale, by contractual maturity, as of September 30, 2010 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of the Company’s investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$73,841	$74,750
Due after one year through five years	151,333	163,448
Due after five years through ten years	139,243	153,282
Due after ten years	27,378	29,595

	391,795	421,075
Government agency mortgage-backed securities	106,919	113,133
Collateralized mortgage obligations and other asset-backed securities	117,441	129,368

Total	$616,155	$663,576

     As of September 30, 2010 and December 31, 2009, the market value of convertible securities accounted for as hybrid instruments was $73.4 million and $69.5 million, respectively. Convertible bonds and bond units had a market value of $66.2 million and $61.4 million and were included in Debt securities in the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. Convertible preferred stocks had a market value of $7.2 million and $8.2 million and were included in Equity securities and other in the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. The Company recorded an increase in the fair value of the hybrid instruments of $3.0 million and a decrease of $2.9 million in Net realized gains on investments for the three months and nine months, respectively, ended September 30, 2010. As of September 30, 2010 and December 31, 2009, all convertible securities were accounted for as hybrid instruments in accordance with FASB accounting guidance.
Alternative Investments
     The Company has $17.0 million invested in a limited partnership, which invests in high yield convertible securities. The market value of this investment was $20.5 million at September 30, 2010. In addition, the Company has $10.0 million invested in another limited partnership, which invests in distressed structured finance products. The market value of this investment was $14.2 million at September 30, 2010. The Company elected the fair value option for these investments in accordance with FASB accounting guidance. The change in fair value of these investments is recorded in Net investment income and Net realized gains on investments in the Condensed Consolidated Statements of Income.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVESTMENTS — (Concluded)
The Company recorded an increase in the fair value of these alternative investments of $0.6 million and $1.9 million as Net investment income for the three and nine months ended September 30, 2010, respectively. Also, the Company recorded an increase in the fair value of these alternative investments of $1.1 million and $2.2 million recognized as Net realized gains on investments for the three and nine months ended September 30, 2010, respectively. These investments are recorded in Equity securities and other in the Condensed Consolidated Balance Sheets.
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

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)
     The following table presents a roll-forward of the credit component of OTTI on debt securities recognized in the Condensed Consolidated Statements of Income for which a portion of the OTTI was recognized in other comprehensive income for the period January 1, 2010 through September 30, 2010:

			Additions for
	January 1, 2010	Additions for OTTI	OTTI Securities	Reductions Due to	Adjustments to	September 30,
	Cumulative OTTI	Securities Where	Where Credit	Sales or	Book Value of	2010 Cumulative
	Credit Losses	No Credit Losses	Losses Have Been	Intend/Required to	Credit-Impaired	OTTI Credit Losses
	Recognized for	Were Recognized	Recognized Prior	Sell of Credit-	Securities due to	Recognized for
	Securities Still	Prior to	to	Impaired	Changes in Cash	Securities Still
	Held	Janaury 1, 2010	January 1, 2010	Securities	Flows	Held
	(Dollars in thousands)
Debt securities:
Mortgage-backed securities, collateralized mortgage obligations and passthrough securities	$796	$—	$545	$—	$—	$1,341
All other corporate bonds	569	110	—	(110)	—	569

Total debt securities	$1,365	$110	$545	$(110)	$—	$1,910

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
     The fair value and amount of unrealized losses segregated by the time period the investment had been in an unrealized loss position is as follows at September 30, 2010:

	Less than 12 Months		Greater than 12 Months
	Fair Value		Fair Value
	of		of
	Investments		Investments
	With	Gross	With	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Debt Securities
U.S. government securities	$—	$—	$—	$—
Government agency mortgage-backed securities	3,052	(9)	—	—
Government agency obligations	—	—	—	—
Collateralized mortgage obligations and other asset-backed securities	8,548	(105)	6,219	(444)
Obligations of states and political subdivisions	—	—	1,216	(62)
Corporate bonds	1,672	(30)	955	(2)

Total Debt Securities	13,272	(144)	8,390	(508)
Preferred Stocks	—	—	377	(129)

Total	$13,272	$(144)	$8,767	$(637)

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

     Below is a table that illustrates the unrecognized impairment loss by sector. The increase in spread relative to U.S. Treasury Bonds was the primary factor leading to impairment for the periods ended September 30, 2010. All asset sectors were affected by the overall increase in spreads as can be seen from the table below. In addition to the level of interest rates, we also look at a variety of other factors such as direction of credit spreads for an individual issue as well as the magnitude of specific securities that have declined below amortized cost.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Continued)

Unrealized
Loss at
September 30,
Sector	2010
(Dollars in thousands)
Debt Securities
U.S. Treasuries	$—
U.S. Agencies	—

U.S. government securities	—

Government agency mortgage-backed securities	(9)

Government agency obligations	—

MBS Passthroughs	(4)
CMOs	(198)
Asset Backed Securities	(210)
Commercial MBS	(137)

Collateralized mortgage obligations and other asset-backed securities	(549)

Obligations of states and political subdivisions	(62)

Corporate Bonds	(3)
High Yield Bonds	(29)

Corporate Bonds	(32)

Total Debt Securities	(652)
Preferred Stocks	(129)
Short-term investments	—

Total	$(781)

     At September 30, 2010, there were 72 unrealized loss positions with a total unrealized loss of $0.8 million. This represents approximately 1.3% of the quarter end amortized cost of available-for-sale assets of $616.2 million. This unrealized loss position is a function of the purchase of specific securities in a lower interest rate or spread environment than what prevails as of September 30, 2010. Some of these losses are due to the increase in spreads of select corporate bonds or structured securities. We have viewed these market value declines as being temporary in nature. Our portfolio is relatively short as the duration of the core fixed income portfolio excluding cash, convertible securities, and equity is approximately 3.6 years, and 3.3 years on a taxable equivalent basis. There have been certain instances over the past year where due to market based opportunities; we have elected to sell a small portion of the portfolio. These situations were unique and infrequent occurrences and in our opinion, do not reflect an indication that we intend to sell or will be required to sell these securities before they mature or recover in value.
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
     The table below illustrates the breakdown of impaired securities by investment grade and non-investment grade as well as the duration that these sectors have been trading below amortized cost. The average duration of the impairment has been greater than 12 months. The unrealized loss of impaired securities as a percent of the amortized cost of those securities is 3.4% as of September 30, 2010.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. OTHER THAN TEMPORARY IMPAIRMENTS OF INVESTMENT SECURITIES — (Concluded)

	% of Total	Total	Total	Average Unrealized Loss	% of Loss
	Amortized Cost	Amortized Cost	Unrealized Losses	as % of Amortized Cost	> 12 Months
		(Dollars in thousands)
Non Investment Grade	34.7%	$7,929	$384	4.8%	88.2%
Investment Grade	65.3	14,891	397	2.7	75.1

Total	100.0%	$22,820	$781	3.4%	81.6%

     The majority of these securities are rated investment grade, BBB- or better. Of the $0.4 million of unrealized loss within non-investment grade, Alt-A and sub-prime Asset Backed Securities accounted for 54.2% of this loss. The next highest percent of the loss within non-investment grade were non-agency CMOs, which accounted for 37.2% of the loss. The remaining portion of the loss, or 8.6%, was within non-investment grade corporate bonds and one non-agency MBS passthrough. These issues are continually monitored and may be classified in the future as being other than temporarily impaired.
     The highest concentration of temporarily impaired securities is Asset Backed Securities at 26.9% of the total loss. The next largest concentration of temporarily impaired securities is CMOs at 25.3% of the loss, followed by Commercial MBS at 17.5%, Preferred Stocks at 16.5%, Municipal Bonds at 8.0%, Corporates at 4.0% and MBS Passthroughs at 1.8%. These securities have been affected primarily by the widening of spreads and/or general level of interest rates, and will continue to be monitored.
     For the nine months ended September 30, 2010, we sold approximately $4.3 million of market value of fixed income securities, excluding convertibles, which were trading below amortized cost while recording a realized loss of $0.1 million. This loss represented 2.5% of the amortized cost of the positions. These sales were unique opportunities to sell specific positions due to changing market conditions.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2010. These securities were classified as Level 2 at September 30, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     The following table presents our investments measured at fair value on a recurring basis as of September 30, 2010 classified by the fair value measurements standard valuation hierarchy (as discussed above):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available for sale investments:
Fixed maturity securities	$622,866	$3,845	$619,021	$—
Equity securities	—	—	—	—
Short-term investments	40,710	40,710	—	—
Hybrid securities	73,351	—	73,351	—
Alternative investments	34,667	—	14,207	20,460

Total	$771,594	$44,555	$706,579	$20,460

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

     Recent FASB guidance that we adopted in the first quarter of 2010 requires separate disclosure of the amounts of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.
     Level 3 assets at September 30, 2010 include a $20.5 million investment in a limited partnership. At times, this limited partnership will invest in highly illiquid high yield convertible securities for which observable inputs are not available. The general partner of this limited partnership values this investment through an internally developed pricing model. If a security is listed on a recognized exchange,

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. FAIR VALUE MEASUREMENTS — (Concluded)
it will be valued at the last sale price or the average of the highest current independent bid and lowest current independent offer for the security if there is not a reported transaction in the security on that day. If a security is traded over the counter, it shall be valued at the average of the highest current independent bid and lowest current independent offer reported upon the closing of trading on that day. If the market for a security exists predominantly through a limited number of market makers, the general partner will attain the bid and offer for the security made by at least two market makers in the security. The security shall then be valued at the mid-point of the quote that represents the fair value of the security, as determined under the circumstances and in the good faith judgment of the general partner. If the general partner determines in good faith, however, that the application of these rules does not properly reflect a security’s fair market value, then such security shall be valued at fair value as determined in good faith by the general partner on the basis of all relevant facts and circumstances. All records with regard to valuation shall be retained by the limited partnership. With respect to securities denominated in currencies other than the U.S. dollar, the value of such securities shall be converted to U.S. dollars upon the close of each month by utilizing the spot currency exchange rate as set forth by Bloomberg Financial Services (or such other source deemed appropriate by the general partner). As of September 30, 2010, 4.1% of the reported market value of this limited partnership was valued by a good faith judgment of the general partner and the balance by observable market inputs.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Level 3 investments, beginning of period	$19,402	$18,174
Purchases	—	—
Transfers to Level 2	—	—
Transfers to Level 3	—	—
Change in market value	1,058	2,286

Level 3 investments as of September 30, 2010	$20,460	$20,460

     We use derivatives to hedge our exposure to interest rate fluctuations. For these derivatives, we used quoted market prices to estimate fair value and included the estimate as a Level 2 measurement.
     The Company’s financial instruments include investments, cash and cash equivalents, premiums and reinsurance balances receivable, reinsurance recoverable on paid losses, line of credit and long-term debt. At September 30, 2010, the carrying amounts of the Company’s financial instruments, including its derivative financial instruments, approximated fair value, except for the $67.0 million of the Company’s junior subordinated debentures. The fair value of these junior subordinated debentures is estimated to be $35.4 million at September 30, 2010. The estimate of fair value for the Company’s junior subordinated debentures is a Level 3 measurement. We use a discounted cash flow model based on the contractual terms of the junior subordinated debentures and a discount rate of 8.53%, which is based on yields of comparable securities. The fair values of the Company’s investments, as determined by quoted market prices, are disclosed in Note 3.
6. INCOME TAXES
     At September 30, 2010 and December 31, 2009, we have taken no uncertain tax positions which would require additional disclosure per current FASB accounting guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2007, 2008 and 2009 remain open and are subject to examination.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
     The Company establishes a reserve for both reported and unreported covered losses, which includes estimates of both future payments of losses and related loss adjustment expenses. The following represents changes in those aggregate reserves for the Company during the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Balance, beginning of period	$527,042	$426,908	$488,444	$372,721
Less reinsurance recoverables	182,616	146,157	164,488	128,552

Net Balance, beginning of period	344,426	280,751	323,956	244,169

Incurred Related To
Current year	31,175	31,645	96,758	101,972
Prior years	11,356	(1,300)	11,356	(5,671)

Total Incurred	42,531	30,345	108,114	96,301

Paid Related To
Current year	797	6,461	5,024	10,900
Prior years	24,099	13,266	64,985	38,201

Total Paid	24,896	19,727	70,009	49,101

Net Balance	362,061	291,369	362,061	291,369
Plus reinsurance recoverables	204,825	156,896	204,825	156,896

Balance, end of period	$566,886	$448,265	$566,886	$448,265

8. REINSURANCE
     Net written and earned premiums, including reinsurance activity, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Written Premiums
Direct	$80,936	$77,607	$236,132	$228,619
Assumed	2,913	4,201	15,584	13,588
Ceded	(40,075)	(35,483)	(101,858)	(92,615)

Net Written Premiums	$43,774	$46,325	$149,858	$149,592

Earned Premiums
Direct	$79,092	$77,907	$231,936	$226,125
Assumed	4,536	4,529	17,062	13,276
Ceded	(33,934)	(29,907)	(96,160)	(81,752)
Earned but unbilled premiums	(458)	(1,017)	(425)	(2,110)

Net Earned Premiums	$49,236	$51,512	$152,413	$155,539

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
     The Company’s 2010 and 2009 ceded reinsurance program includes quota share reinsurance agreements with authorized reinsurers that were entered into and are accounted for on a “funds withheld” basis. Under the funds withheld basis, the Company records the ceded premiums payable to the reinsurer, less ceded paid losses and loss adjustment expenses receivable from the reinsurer, less any amounts due to the reinsurer for the reinsurer’s margin, or cost of the reinsurance contract, as a liability, and reported $80.4 million and $71.7 million

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. REINSURANCE — (Concluded)
as Funds held under reinsurance treaties in the accompanying Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. As specified under the terms of the agreements, the Company credits the funds withheld balance at stated interest crediting rates applied to the funds withheld balance. If the funds withheld liability is exhausted, interest crediting would cease and additional claim payments would be recoverable from the reinsurer.
     Interest cost on reinsurance contracts accounted for on a funds withheld basis is incurred during all periods in which a funds withheld liability exists or as otherwise specified under the terms of the contract and is included in Underwriting, agency and other expenses. The amount subject to interest crediting rates was $19.6 million and $22.8 million at September 30, 2010 and 2009, respectively.
9. SHARE REPURCHASE PROGRAM
     On August 19, 2010, the Board of Directors of the Company authorized the extension of the Company’s existing share repurchase program through August 19, 2011. The share repurchase program authorizes the repurchase of up to 1.0 million shares of common stock through open market or privately negotiated transactions. Prior to this extension, the share repurchase program was set to expire on August 20, 2010. During the three and nine months ending September 30, 2010, the Company did not repurchase any shares of common stock under the share repurchase program.
10. SPECIAL DIVIDEND
     On February 22, 2010, the Company’s Board of Directors declared a one-time, special cash dividend of $2.00 per share which was paid March 31, 2010. The special dividend was funded in part from borrowings under the Company’s credit agreement. The special dividend was $35.3 million in total.
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
     The stock options and shares of restricted stock awarded under the Omnibus Plan vest in three equal installments over a period of three years, unless otherwise disclosed. Stock-based compensation will be recognized over the expected vesting period of the stock options and shares of restricted stock. During the nine months ended September 30, 2010, the Company granted 18,400 shares of restricted stock to non-employee directors under the Omnibus Plan. During the nine months ended September 30, 2009, the Company granted 19,704 shares of restricted stock to non-employee directors under the Omnibus Plan. These shares of restricted stock vested immediately, but are not transferable for one year after the grant date, and stock-based compensation expense was recognized immediately.
     Shares available for future grants under the Omnibus Plan totaled 1,672,264 at September 30, 2010.
     The following table summarizes stock option activity for the nine months ended September 30, 2010 and 2009.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS — (Continued)

	1998 Plan		Omnibus Plan
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Oustanding at January 1, 2009	431,050	$2.82	932,188	$17.93
Granted during the period	—	—	222,500	13.04
Forfeited during the period	—	—	(42,000)	16.71
Exercised during the period	(5,088)	1.62	—	—
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2009	425,962	$2.83	1,112,688	$17.00

Oustanding at January 1, 2010	419,762	$2.83	1,112,688	$17.00
Granted during the period	—	—	140,500	13.35
Forfeited during the period	(27,562)	2.04	(196,333)	16.89
Exercised during the period	(371,850)	2.78	(4,500)	13.01
Cancelled during the period	—	—	—	—

Outstanding at September 30, 2010	20,350	$4.86	1,052,355	$16.55

Exercisable at:
September 30, 2009	425,962	$2.83	447,793	$18.27
September 30, 2010	20,350	4.86	708,467	17.69
     The aggregate intrinsic value of fully vested options outstanding and exercisable under the 1998 Plan was $0.1 million at September 30, 2010. There was no aggregate intrinsic value of options expected to vest under the Omnibus Plan at September 30, 2010.
     There were no stock options exercised for the three months ended September 30, 2010. The total intrinsic value of stock options exercised for the nine months ended September 30, 2010 was $4.6 million.
     The number of stock option awards outstanding and exercisable at September 30, 2010 by range of exercise prices was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Range of	Outstanding as of	Remaining	Exercise Price Per	Exercisable as of	Exercise Price Per
Exercisable Price	September 30, 2010	Contractual Life	Share	September 30, 2010	Share

1998 Plan
$4.86 - $6.49	20,350	4.14 Years	$4.86	20,350	$4.86

Omnibus Plan
$10.98 - $14.93	430,000	8.49 Years	$13.74	143,166	$14.23
$17.00 - $20.75	622,355	5.44	18.49	565,301	18.56

Total	1,052,355	6.69	16.55	708,467	17.69

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. STOCK COMPENSATION PLANS — (Concluded)
     A summary of the Company’s restricted stock activity was as follows:

Number of
Restricted Shares
Outstanding at January 1, 2009	62,166
Shares granted	138,204
Shares vested	(41,571)
Shares forfeited	(3,300)

Outstanding at September 30, 2009	155,499

Outstanding at January 1, 2010	155,499
Shares granted	237,400
Shares vested	(73,068)
Shares forfeited	(41,836)

Outstanding at September 30, 2010	277,995

     The fair value of stock options granted during the nine months ended September 30, 2010 and 2009 were determined on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Omnibus Plan
Expected term	6 years	6 years
Expected stock price volatility	43.20%	41.64%
Risk-free interest rate	3.04%	2.22%
Expected dividend yield	0.75%	0.08%
Estimated fair value per option	$5.67	$5.57
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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made. The Company recognized stock-based compensation expense of $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively. The Company recognized stock-based compensation expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2010, there was approximately $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Company’s accumulated other comprehensive income included the following:

	September 30,
	2010	2009
	(Dollars in thousands)

Unrealized holding losses on securities having credit losses recognized in the condensed consolidated statements of income, net of tax	$(438)	$(1,782)
Unrealized holding gains on securities having no credit losses recognized in the condensed consolidated statements of income, net of tax	30,749	20,163
Fair value of interest rate swaps, net of tax	(2,291)	(2,075)

Total accumulated other comprehensive income	$28,020	$16,306

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
14. RESTRUCTURING
     Following a review of the Company’s operating structure with the Board of Directors in early 2010, the Company determined that a restructuring of certain components of the Company’s insurance underwriting operations and corporate support functions was necessary to improve the Company’s cost structure. As a result of this decision, the Company recorded a pretax restructuring charge of $5.0 million related to reductions in staffing levels, lease termination costs and other items in the first quarter of 2010. There was no restructuring charge recorded in the second or third quarters of 2010. The Company does not anticipate any additional restructuring charges as a result of this plan.
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
16. SUBSEQUENT EVENTS
     On October 28, 2010, Fairfax Financial Holdings Limited (“Fairfax”) and the Company announced that they have entered into a merger agreement pursuant to which Fairfax will acquire all of the outstanding shares of the Company’s common stock (except for shares held by Fairfax, by the Company in treasury or shares owned by stockholders who properly exercise appraisal rights under Delaware law).

FIRST MERCURY FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. SUBSEQUENT EVENTS — (Concluded)
Upon completion of the merger, the Company’s stockholders will receive $16.50 per share in cash, representing an aggregate transaction value of approximately $294 million. The transaction is expected to close in the first quarter of 2011. The transaction is subject to customary conditions, including approval by the Company’s stockholders and regulatory approvals.
     In connection with the execution of the merger agreement with Fairfax, the Company has agreed to use commercially reasonable efforts to liquidate its investment portfolio, which had a market value of $771.6 million at September 30, 2010, provided the Company has no obligation to sell any investment for an amount less than its September 30, 2010 market value. The Company believes this provision does not impact the classification of certain investments as available for sale nor the Company’s conclusions regarding other-than-temporary impairments at September 30, 2010. In addition, the Company will not repurchase any shares of common stock or pay dividends on its common stock without prior consent from Fairfax.
On November 5, 2010, the Company completed the previously announced acquisition of Valiant Insurance Group, Inc. (“Valiant”), a subsidiary of Ariel Holdings, Ltd. The purchase price for Valiant was $52.7 million, subject to certain purchase price adjustments. The purchase price was funded from existing liquidity. The Company has not provided more disclosures due to the recent completion of the transaction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future periods and includes statements regarding our anticipated performance. Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: recent and future events and circumstances impacting financial, stock, and capital markets, and the responses to such events by governments and financial communities; the impact of the economic recession and the volatility in the financial markets on our investment portfolio; the impact of catastrophic events and the occurrence of significant severe weather conditions on our operating results; our ability to maintain or the lowering or loss of one of our financial or claims-paying ratings; our actual incurred losses exceeding our loss and loss adjustment expense reserves; the failure of reinsurers to meet their obligations; our estimates for accrued profit sharing commissions are based on loss ratio performance and could be reduced if the underlying loss ratios deteriorate; our inability to obtain reinsurance coverage at reasonable prices; the failure of any loss limitations or exclusions or changes in claims or coverage; our ability to successfully integrate acquisitions that we make; our ability to realize anticipated benefits from acquisitions; our lack of long-term operating history in certain specialty classes of insurance; our ability to acquire and retain additional underwriting expertise and capacity; the concentration of our insurance business in relatively few specialty classes; the increasingly competitive property and casualty marketplace; fluctuations and uncertainty within the excess and surplus lines insurance industry; the extensive regulations to which our business is subject and our failure to comply with those regulations; our ability to maintain our risk-based capital at levels required by regulatory authorities; our inability to realize our investment objectives; the sale of our company to Fairfax may not be completed as anticipated; our business operations may suffer due to actions needed to complete the merger; the liquidation of our non-cash investments in our investment portfolio could harm the long-term performance of our investment portfolio; and the risks identified in our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ.
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
     Recent Developments
     On October 28, 2010, Fairfax Financial Holdings Limited (“Fairfax”) and the Company announced that they have entered into a merger agreement pursuant to which Fairfax will acquire all of the outstanding shares of the Company’s common stock (except for shares held by Fairfax, by the Company in treasury or shares owned by stockholders who properly exercise appraisal rights under Delaware law). Upon completion of the merger, the Company’s stockholders will receive $16.50 per share in cash, representing an aggregate transaction value of approximately $294 million. The transaction is expected to close in the first quarter of 2011. The transaction is subject to customary conditions, including approval by the Company’s stockholders and regulatory approvals.
     For additional information on the merger agreement refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2010.
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

     Our reserves for losses and loss adjustment expenses at September 30, 2010 and December 31, 2009, gross and net of ceded reinsurance were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Gross
Case reserves	$168,776	$125,561
IBNR and ULAE reserves	398,110	362,883

Total reserves	$566,886	$488,444

Net of reinsurance
Case reserves	$112,783	$83,911
IBNR and ULAE reserves	249,278	240,045

Total	$362,061	$323,956

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
     The Company underwrote retroactive loss portfolio transfer (“LPT”) contracts during 2009 and the first quarter of 2010 in which the insured loss events occurred prior to the inception of the contract. These contracts were evaluated to determine whether they met the established criteria for reinsurance accounting. When reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. These contracts can cause significant variances in gross written premiums, net written premiums, net earned premiums, and net incurred losses in the periods in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method. The Company has no LPT contracts that are accounted for using the deposit method.
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
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. A number of our investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2010. These securities were classified as Level 2 at September 30, 2010 because our third party pricing service uses valuation models which use observable market inputs in addition to traded prices.
     Premiums and discounts are amortized or accreted over the life of the related debt security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
     In connection with the execution of the merger agreement with Fairfax on October 28, 2010, the Company has agreed to use commercially reasonable efforts to liquidate its investment portfolio, which had a market value of $771.6 million at September 30, 2010, provided the Company has no obligation to sell any investment for an amount less than its September 30, 2010 market value. The Company believes this provision does not impact the classification of certain investments as available for sale nor the Company’s conclusions regarding other-than-temporary impairments at September 30, 2010.
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

Results of Operations
     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     The following table summarizes our results for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$49,236	$51,512	(4)%
Commissions and fees	40	7,445	(99)
Net investment income	8,349	7,540	11
Net realized gains on investments	7,671	13,766	(44)
Other-than-temporary impairment losses on investments	(111)	(292)	(62)

Total Operating Revenues	65,185	79,971	(18)

Operating Expenses
Losses and loss adjustment expenses, net	42,531	30,345	40
Amortization of intangible assets	482	559	(14)
Other operating expenses	24,484	24,129	1

Total Operating Expenses	67,497	55,033	23

Operating Income (Loss)	(2,312)	24,938	(109)
Interest Expense	1,554	1,275	22

Income (Loss) Before Income Taxes	(3,866)	23,663	(116)
Provision for (Benefit from) Income Taxes	(1,835)	8,018	(123)

Net Income (Loss)	$(2,031)	$15,645	(113)%

Loss Ratio	86.4%	58.9%	27.5 points
Underwriting Expense Ratio	50.8%	33.6%	17.2 points

Combined Ratio	137.2%	92.5%	44.7 points

     Operating Revenue
     Net Earned Premiums

	Three Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Written premiums
Direct	$80,936	$77,607	4%
Assumed	2,913	4,201	(31)
Ceded	(40,075)	(35,483)	13

Net written premiums	$43,774	$46,325	(6)%

Earned premiums
Direct	$79,092	$77,907	2%
Assumed	4,536	4,529	—
Ceded	(33,934)	(29,907)	13
Earned but unbilled premiums	(458)	(1,017)	(55)

Net earned premiums	$49,236	$51,512	(4)%

     Direct written premiums increased $3.3 million, or 4%, primarily due to increases in premium production from the Company’s Excess/Umbrella Casualty and Professional Liability lines of business partially offset by a decrease in production from the Company’s Primary General Liability line of business during the three months ended September 30, 2010. Direct earned premiums increased $1.2 million in the three months ended September 30, 2010, or 2%, compared to the three months ended September 30, 2009.
     Assumed written premiums decreased $1.3 million, or 31%, and assumed earned premiums remained flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in assumed written premiums is primarily due to a decrease in premium production from the Company’s Professional Liability line of business.
     Ceded written premiums increased $4.6 million, or 13%, and ceded earned premiums increased $4.0 million, or 13%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Ceded written premiums increased to 48% of direct and assumed written premiums during the three months ended September 30, 2010 compared to 43% of direct and assumed written premiums during the three months ended September 30, 2009 principally due to purchasing more quota share and excess of loss reinsurance during the quarter ended September 30, 2010 for the Company’s primary casualty business compared to the same period of 2009.
     Earned but unbilled premiums decreased $0.6 million, or 55%, primarily due to the net earned premiums subject to audit during the three months ended September 30, 2010 decreasing compared to the net premiums earned subject to audit during the three months ended September 30, 2009.

     Commissions and Fees

	Three Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$(5,861)	$1,272	(561)%
Insurance services commissions and fees	5,901	6,173	(4)

Total commissions and fees	$40	$7,445	(99)%

     Insurance underwriting commissions and fees decreased 561% from the three months ended September 30, 2009 to the three months ended September 30, 2010. During the three months ended September 30, 2010, the Company recorded a net reduction in accrued profit sharing commissions of $5.9 million, of which $6.9 million was a decrease to Insurance underwriting commissions and fees revenue with an offsetting $1.0 million decrease in Other underwriting and operating expenses due to the unfavorable development in prior years’ net loss and loss adjustment expense reserves as discussed in the Losses and Loss Adjustment Expenses section below. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, decreased $0.3 million as the result of decreased AMC commission and fee income of $0.2 million and a decrease of $0.1 million related to our workers’ compensation service program due to lower premium production during the third quarter of 2010 compared to the third quarter of 2009.
     Net Investment Income and Realized Gains on Investments. During the three months ended September 30, 2010, net investment income was $8.3 million, a $0.8 million, or 11% increase from $7.5 million reported for the three months ended September 30, 2009, primarily due to the increase in invested assets over the period, partially offset by a decrease in the book yield of the portfolio. At September 30, 2010, invested assets were $771.6 million, a $97.6 million, or 15% increase over $674.0 million of invested assets at September 30, 2009. This increase was primarily due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.7% and 5.0% at September 30, 2010 and 2009, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.1% and 5.5% at September 30, 2010 and 2009, respectively.
     During the three months ended September 30, 2010, net realized gains were $7.7 million compared to net realized gains of $13.8 million during the three months ended September 30, 2009. Net realized gains for the three months ended September 30, 2010 were due to the mark to market increase in securities carried at market of approximately $4.1 million and net gains on the sale of certain securities of $3.6 million. Those securities that are marked to market through the Condensed Consolidated Statements of Income include convertible securities held both as individually-owned securities and an investment in limited partnerships, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the three months ended September 30, 2010 and September 30, 2009, other-than-temporary impairment losses on investments were $0.1 million and $0.3 million, respectively.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $12.2 million, or 40%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily due to $11.4 million of net unfavorable development of December 31, 2009 prior years’ loss and loss adjustment expense reserves principally in the Company’s Primary General Liability and Professional Liability lines of business. The net unfavorable development was due to adverse claims development and was primarily related to accident years 2003 through 2006 for Primary General Liability, and primarily in accident year 2009 for Professional Liability. Losses and loss adjustment expenses for the quarter ended September 30, 2009 included approximately $1.3 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves.

     Other Operating Expenses

	Three Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$13,269	$13,960	(5)%
Other underwriting and operating expenses	11,215	10,169	10

Other operating expenses	$24,484	$24,129	1%

     During the three months ended September 30, 2010, other operating expenses increased $0.4 million from the three months ended September 30, 2009. Amortization of deferred acquisition expenses decreased $0.7 million, or 5%, during the three months ended September 30, 2010 from the three months ended September 30, 2009. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $1.0 million, or 10%. The increase was principally due to higher corporate expenses of $1.4 million and lower acquisition cost deferrals of $0.7 million due to lower underwriting operating expenses, partially offset by lower net commissions of $1.0 million due primarily to the aforementioned net reduction in accrued profit sharing commissions during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     Interest Expense. Interest expense increased 22% from the three months ended September 30, 2009 compared to the three months ended September 30, 2010. This increase was primarily due to interest expense on the balance outstanding for the Company’s credit agreement and a $0.2 million change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were -47.5% for the three months ended September 30, 2010 and 33.9% for the three months ended September 30, 2009 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses including acquisition-related expenses, the nontaxable portion of dividends received and tax-exempt interest, and a one-time purchase accounting adjustment. The decrease in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a higher portion of overall pretax income (loss).

Results of Operations
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
The following table summarizes our results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Operating Revenue
Net earned premiums	$152,413	$155,539	(2)%
Commissions and fees	15,699	23,916	(34)
Net investment income	25,434	21,105	21
Net realized gains on investments	10,354	25,204	(59)
Other-than-temporary impairment losses on investments	(655)	(426)	54

Total Operating Revenues	203,245	225,338	(10)

Operating Expenses
Losses and loss adjustment expenses, net	108,114	96,301	12
Amortization of intangible assets	1,515	1,709	(11)
Other operating expenses	75,095	69,808	8
Restructuring	5,018	—	100

Total Operating Expenses	189,742	167,818	13

Operating Income	13,503	57,520	(77)
Interest Expense	4,483	3,877	16

Income Before Income Taxes	9,020	53,643	(83)
Income Taxes	1,694	17,707	(90)

Net Income	$7,326	$35,936	(80)%

Loss Ratio	70.9%	61.9%	9.0 points
Underwriting Expense Ratio	43.0%	31.6%	11.4 points

Combined Ratio	113.9%	93.5%	20.4 points

     Operating Revenue
     Net Earned Premiums

	Nine Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Written premiums
Direct	$236,132	$228,619	3%
Assumed	15,584	13,588	15
Ceded	(101,858)	(92,615)	10

Net written premiums	$149,858	$149,592	—%

Earned premiums
Direct	$231,936	$226,125	3%
Assumed	17,062	13,276	29
Ceded	(96,160)	(81,752)	18
Earned but unbilled premiums	(425)	(2,110)	(80)

Net earned premiums	$152,413	$155,539	(2)%

     Direct written premiums increased $7.5 million, or 3%, primarily due to increases in premium production from the Company’s Excess/Umbrella Casualty and Professional Liability lines of business partially offset by a decrease in production from the Company’s Primary General Liability line of business during the nine months ended September 30, 2010. Direct earned premiums increased $5.8 million in the nine months ended September 30, 2010, or 3%, compared to the nine months ended September 30, 2009.
     Assumed written premiums increased $2.0 million, or 15%, and assumed earned premiums increased $3.8 million, or 29%. The increase in assumed written and earned premiums is primarily due to $3.3 million of premiums from assumed retroactive reinsurance transactions recorded during the nine months ended September 30, 2010.
     Ceded written premiums increased $9.2 million, or 10%, and ceded earned premiums increased $14.4 million, or 18%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Ceded written premiums increased to 40% of direct and assumed written premiums during the nine months ended September 30, 2010 compared to 38% of direct and assumed written premiums during the nine months ended September 30, 2009 principally due to purchasing more quota share and excess of loss reinsurance during the nine months ended September 30, 2010 for the Company’s primary casualty business compared to the same period of 2009. The increase in quota share and excess of loss cessions was partially offset by assumed reinsurance transactions that were fully retained by the Company.
     Earned but unbilled premiums decreased $1.7 million, or 80%, primarily due to the net earned premiums subject to audit during the nine months ended September 30, 2010 decreasing compared to the net premiums earned subject to audit during the nine months ended September 30, 2009.

     Commissions and Fees

	Nine Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Insurance underwriting commissions and fees	$(3,072)	$3,989	(177)%
Insurance services commissions and fees	18,771	19,927	(6)

Total commissions and fees	$15,699	$23,916	(34)%

     Insurance underwriting commissions and fees decreased 177% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recorded a net reduction in accrued profit sharing commissions of $5.9 million, of which $6.9 million was a decrease to Insurance underwriting commissions and fees revenue with an offsetting $1.0 million decrease in Other underwriting and operating expenses due to the unfavorable development in prior years’ net loss and loss adjustment expense reserves as discussed in the Losses and Loss Adjustment Expenses section below. Insurance services commissions and fees, which were principally AMC commission and fee income and not related to premiums, decreased $1.2 million as the result of decreased AMC commission and fee income of $1.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a contingent commission adjustment of $1.3 million recorded during the nine months ended September 30, 2009.
     Net Investment Income and Realized Gains on Investments. During the nine months ended September 30, 2010, net investment income was $25.4 million, a $4.3 million, or 21%, increase from $21.1 million reported for the nine months ended September 30, 2009, primarily due to the increase in invested assets over the period and offset somewhat by a decrease in the book yield of the portfolio. At September 30, 2010, invested assets were $771.6 million, a $97.6 million, or 15% increase over $674.0 million of invested assets at September 30, 2009. This increase was primarily due to cash flows from net written premiums and from the cash retained on our quota share reinsurance contracts on a “funds withheld” basis. The annualized investment yield on total investments (net of investment expenses) was 4.7% and 5.0% at September 30, 2010 and 2009, respectively. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.1% and 5.5% at September 30, 2010 and 2009, respectively.
     During the nine months ended September 30, 2010, net realized gains were $10.4 million compared to net realized gains of $25.2 million during the nine months ended September 30, 2009. Net realized gains for the nine months ended September 30, 2010 were principally due to net gains on the sale of certain securities of $11.1 million offset by the mark to market decrease in securities carried at market of approximately $0.7 million. Those securities that are marked to market through the Condensed Consolidated Statements of Income include convertible securities held both as individually-owned securities and an investment in a limited partnership, and an investment in a structured finance limited partnership. Convertible bond prices are a function of the underlying equity and the fixed income component whose values changed with the stock market and changes in spread of corporate bonds, respectively. The structured finance limited partnership is valued based on a portfolio of non-agency mortgage securities, and the hedges that may accompany positions. The value of these components in the limited partnership changed in value for a variety of reasons including, but not limited to, changes in spread for mortgage product, changes in prepayment rates, default rates, severity rates, changes in the overall level of rates and the corresponding value of the underlying loans, and changes in the value of the properties by which these loans are collateralized.
     Other-Than-Temporary Impairment Losses on Investments. During the nine months ended September 30, 2010 other-than-temporary impairment losses on investments were $0.7 million compared to other-than-temporary impairment losses on investments of $0.4 million during the nine months ended September 30, 2009.
     Operating Expenses
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred increased $11.8 million, or 12%, for the nine months ended September 30, 2010 compared to the nine months ended September, 2009. This increase was primarily due to $11.4 million of net unfavorable development of December 31, 2009 prior years’ loss and loss adjustment expense reserves principally in the Company’s Primary General Liability and Professional Liability lines of business. The net unfavorable development was due to adverse claims development and was primarily related to accident years 2003 through 2006 for Primary General Liability, and primarily in accident year 2009 for Professional Liability. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included $7.6 million of storm-related and commercial property fire and other losses and loss adjustment expenses which did not recur during the nine months ended September 30, 2010. Losses and loss adjustment expenses for the nine months ended September 30, 2010 also increased due to an increase in the accident year loss and loss adjustment expense ratio from decreased premium rates, a higher loss ratio on assumed retroactive reinsurance transactions, and an increase in the loss ratio for a Professional Liability line of business. Losses and loss adjustment expenses for the nine months ended September 30, 2009 included approximately $5.7 million of favorable development of December 31, 2008 prior years’ loss and loss adjustment expense reserves.
     Other Operating Expenses

	Nine Months Ended
	September 30,
	2010	2009	Change
	(Dollars in thousands)

Amortization of deferred acquisition expenses	$40,024	$40,889	(2)%
Other underwriting and operating expenses	35,071	28,919	21

Other operating expenses	$75,095	$69,808	8%

     During the nine months ended September 30, 2010, other operating expenses increased $5.3 million, or 8%, from the nine months ended September 30, 2009. Amortization of deferred acquisition expenses decreased $0.9 million, or 2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Other underwriting and operating expenses, which consist of commissions, other acquisition costs, and general and underwriting expenses, net of acquisition cost deferrals, increased by $6.2 million, or 21%. The increase was principally due to acquisition-related costs of $1.1 million, higher net commission expenses of $2.2 million and corporate expenses of $2.8 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     Restructuring. During the nine months ending September 30, 2010, the Company recorded pretax restructuring charges of $5.0 million related to restructuring activities initiated in the first quarter 2010. As of September 30, 2010, all restructuring activities have been completed and no future restructuring charges are expected relating to these actions initiated in the first quarter of 2010.
     Interest Expense. Interest expense increased 16% from the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010. This increase was primarily due to interest expense on the balance outstanding for the Company’s credit agreement and a $0.4 million change in fair value of the interest rate swaps on junior subordinated debentures as discussed in “Liquidity and Capital Resources” below.
     Income Taxes. Our effective tax rates were 18.8% for the nine months ended September 30, 2010 and 33.0% for the nine months ended September 30, 2009 and differed from the federal statutory rate primarily due to state income taxes, non-deductible expenses including acquisition-related expenses, the nontaxable portion of dividends received and tax-exempt interest, and a one-time purchase accounting adjustment. The decrease in the effective tax rate is primarily due to the nontaxable portion of dividends received and tax-exempt interest constituting a higher portion of overall pretax income partially offset by non-deductible acquisition-related expenses for the nine months ended September 30, 2010 compared to the same period of 2009.
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
     In connection with the execution of the merger agreement with Fairfax on October 28, 2010, the Company has agreed to use commercially reasonable efforts to liquidate its investment portfolio provided the Company has no obligation to sell any investment for an amount less than its September 30, 2010 market value.
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
     Cash Flows
     Our sources of funds have consisted primarily of net written premiums, commissions and fees, investment income and proceeds from the issuance of equity securities and debt. We use operating cash primarily to pay operating expenses and losses and loss adjustment expenses, for purchasing investments and for paying shareholder dividends. A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$66,244	$65,268
Investing activities	(57,220)	(71,175)
Financing activities	(9,528)	(9,721)

Change in cash and cash equivalents	$(504)	$(15,628)

     Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was primarily from cash received on net written premiums and less cash disbursed for operating expenses and losses and loss adjustment expenses. A majority of the cash received from net written premiums for the nine months ended September 30, 2010 and 2009 was retained on a “funds withheld” basis in accordance with the quota share reinsurance contracts.
     Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 primarily resulted from our net investment in short-term, debt and equity securities.
     Net cash used in financing activities for the nine months ended September 30, 2010 was primarily for the payment of shareholders’ dividends, partially offset by net borrowings of $26.0 million on the Company’s revolving credit facility and funds received from the exercise of stock options.
     Based on historical trends, market conditions, and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our liquidity needs in the next twelve months. Because economic, market and regulatory conditions may change, however, there can be no assurances that our funds will be sufficient to meet our liquidity needs. In addition, competition, pricing, the frequency and severity of losses and interest rates could significantly affect our short-term and long-term liquidity needs.
     Stockholders’ Equity
     Our total stockholders’ equity was $301.7 million, or $16.99 per outstanding share, as of September 30, 2010 compared to $316.1 million, or $18.40 per outstanding share, as of December 31, 2009. Our tangible stockholders’ equity attributable to common shareholders was $252.7 million, or $14.24 per outstanding share, as of September 30, 2010 compared to $266.1 million, or $15.49 per outstanding share as of December 31, 2009. Below is a reconciliation of our total stockholders’ equity to our tangible stockholders’ equity attributable to common shareholders:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands, except share and per share
	data)

Total stockholders’ equity	$301,699	$316,084
Intangible assets, net	(35,590)	(37,104)
Deferred tax liability — intangible assets, net	12,083	12,613
Goodwill	(25,483)	(25,483)

Tangible stockholders’ equity attributable to common shareholders	$252,709	$266,110

Common shares outstanding	17,752,360	17,181,106

Book value per share	$16.99	$18.40

Tangible book value per share	$14.24	$15.49

     Book value per share is total common stockholders’ equity divided by the number of common shares outstanding. Tangible book value per share is book value per share excluding the value of intangible assets, goodwill, and the deferred tax liability related to intangible assets divided by the number of common shares outstanding.
     Long-term debt
     Junior Subordinated Debentures. We have $67.0 million cumulative principal amount of floating rate junior subordinated debentures outstanding. The debentures were issued in connection with the issuance of trust preferred stock by our wholly-owned, non-consolidated trusts. Cumulative interest on $46.4 million cumulative principal amount of the debentures is payable quarterly in arrears at a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.75% for $8.2 million, the three month LIBOR plus 4.00% for $12.4 million, and the three month LIBOR plus 3.0% for $25.8 million principal amount of the debentures. Cumulative interest on $20.6 million of the cumulative principal amount of the debentures is payable quarterly in arrears at a fixed annual rate of 8.25% through December 15, 2012, and a variable annual rate, reset quarterly, equal to the three month LIBOR plus 3.30% thereafter. For our floating rate junior subordinated debentures, we have entered into interest rate swap agreements to pay a fixed rate of interest. See “Derivative Financial Instruments” for further discussion. At September 30, 2010, the three month LIBOR rate was 0.29%. We may defer the payment of interest for up to 20 consecutive quarterly periods; however, no such deferral has been made.
     Credit Agreement. Our credit agreement, as amended, provides for borrowings of up to $30.0 million. At September 30, 2010 borrowings under the credit agreement bear interest equal to the greater of: (i) the prime rate, subject to a minimum of 2.50%; or (ii) a rate per annum equal to LIBOR plus an applicable margin which is currently 2.0%, or with respect to certain other borrowings, a rate negotiated between the Company and the lender. The obligations under the credit agreement are guaranteed by our material non-insurance subsidiaries. At September 30, 2010, there were $30.0 million of borrowings under the agreement, which represents the full amount of the lender’s commitment to the Company. At September 30, 2010, the interest rate on the $30.0 million of borrowings was 2.3%. The credit agreement also contains various restrictive covenants that relate to the Company’s shareholders’ equity, leverage ratio, fixed charge coverage ratio, surplus and risk based capital, and A.M. Best Ratings of its insurance subsidiaries. On April 30, 2010, the Company renegotiated the terms of its existing credit agreement with its lender. The revised terms allowed for the payment of the special dividend without violation of the covenants of the credit agreement. In addition, the credit agreement’s maturity date was extended from September 30, 2011 to September 30, 2013 and the credit agreement’s financial covenants were revised. The Company was in compliance with the restrictive covenants at September 30, 2010.
     Derivative Financial Instruments. Financial derivatives are used as part of the overall asset and liability risk management process. We use interest rate swap agreements with a combined notional amount of $45.0 million in order to reduce our exposure to interest rate fluctuations with respect to our junior subordinated debentures. In September 2009, the Company entered into two interest rate swap agreements which expire in August 2014. Under one of the swap agreements we pay interest at a fixed rate of 3.695% and under the other swap agreement we pay interest at a fixed rate of 3.710%. Under our third swap agreement, which expires in December 2011, we pay interest at a fixed rate of 5.013%. Under all three swap agreements, we receive interest at the three month LIBOR, which is equal to the contractual rate under the junior subordinated debentures. At September 30, 2010, we had no exposure to credit loss on the interest rate swap agreements.

     Cash and Invested Assets
     Our cash and invested assets consist of fixed maturity securities, convertible securities, equity securities, and cash and cash equivalents. At September 30, 2010, our investments had a market value of $771.6 million and consisted of the following investments:

	Market Value	% of Portfolio
	(Dollars in thousands)

Short Term Investments	$40,710	5.3%
U.S. Treasuries	3,845	0.5%
U.S. Agencies	1,042	0.1%
Municipal Bonds	195,590	25.3%
Taxable Municipal Bonds	9,979	1.3%
Corporate Bonds	135,988	17.6%
High Yield Bonds	32,472	4.2%
MBS Passthroughs	52,235	6.8%
CMOs	100,232	13.0%
Asset Backed Securities	28,168	3.7%
Commercial MBS	61,865	8.0%
Convertible Securities	73,352	9.5%
High Yield Convertible Fund	20,460	2.7%
Structured Finance Fund	14,207	1.8%
Preferred Stocks	1,449	0.2%

Total	$771,594	100.0%

     The following table shows the composition of the investment portfolio by remaining time to maturity at September 30, 2010. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the expected maturities of our investments in putable bonds fluctuate inversely with interest rates and therefore may also differ from contractual maturities.

% of Total
Average Life	Investment

Less than one year	20.6%
One to two years	16.1%
Two to three years	10.9%
Three to four years	16.5%
Four to five years	8.3%
Five to seven years	10.9%
More than seven years	16.7%

Total	100.0%

     The effective duration of the portfolio as of September 30, 2010 is approximately 3.2 years and the taxable equivalent duration is 2.9 years. Excluding cash and cash equivalents, equity and convertible securities, the portfolio duration and taxable equivalent duration are 3.6 years and 3.3 years, respectively. The shorter taxable equivalent duration reflects the significant portion of the portfolio in municipal securities. The annualized investment yield on total investments (net of investment expenses) was 4.7% at September 30, 2010 and 5.0% at September 30, 2009. The annualized taxable equivalent yield on total investments (net of investment expenses) was 5.1% and 5.5% at September 30, 2010 and 2009, respectively.
     The majority of our portfolio consists of AAA or AA rated securities with a Standard and Poor’s weighted average credit quality of A+ at September 30, 2010. The fixed income portfolio had a weighted average credit quality of AA- at September 30, 2010. The majority of the investments rated BBB and below are convertible securities and opportunistic investments in high yield credit and non-agency mortgage-backed securities. Consistent with our investment policy, we review any security if it falls below BBB- and assess whether it should be held or sold. The following table shows the ratings distribution of our investment portfolio as of September 30, 2010 as a percentage of total market value.

% of Total
S&P Rating	Investments

AAA	45.5%
AA	13.5%
A	13.7%
BBB	10.9%
BB	7.9%
B	2.3%
CCC	5.8%
CC	0.3%
D	0.1%

Total	100.0%

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
     At September 30, 2010, the Company held CMO’s classified as available-for-sale with a fair value of $100.2 million. Approximately 55.4% of those CMO holdings were guaranteed by or fully collateralized by securities issued by a full faith and credit agency such as GNMA, or government sponsored enterprises (“GSE”) such as FNMA or FHLMC. In addition, at September 30, 2010, the Company held $51.6 million of mortgage-backed pass-through securities issued by one of the GSE’s and classified as available-for-sale.
     The Company held commercial mortgage-backed securities (“CMBS”) of $61.9 million, of which 82.6% are pre-2006 vintage, at September 30, 2010. The weighted average credit support (adjusted for defeasance) of our CMBS portfolio was 46.0% and comprised mainly of super senior structures. The weighted average loan to value at origination was 66.8%. The average credit rating of these securities was AAA. The CMBS portfolio was supported by loans that were diversified across economic sectors and geographical areas. It is not believed that this portfolio exposes the Company to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.
     The Company’s fixed maturity investment portfolio included asset-backed securities and collateralized mortgage obligations collateralized by sub-prime mortgages and alternative documentation mortgages (“Alt-A”) with market values of $14.9 million and $20.8 million at September 30, 2010, respectively. Included in these securities is a recent allocation to a manager who specializes in opportunities in the non-agency mortgage sector. The Company defines sub-prime mortgage-backed securities as investments with weighted average FICO scores below 650. Alt-A securities are defined by above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. The average credit rating on these securities and obligations held by the Company at September 30, 2010 was B+.
     The Company’s fixed maturity investment portfolio at September 30, 2010 included securities issued by numerous municipalities with a total carrying value of $205.6 million. Approximately $9.0 million, or 4.4%, were pre-refunded (escrowed with Treasuries). Approximately $87.6 million, or 42.6%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance, prior to the downgrades of many of the third party insurers, resulted in a rating of AAA being assigned by independent rating agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from AA+ to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $87.6 million of insured municipal securities in the Company’s investment portfolio at September 30, 2010, 98.7% were rated at A- or above, and approximately 83.7% were rated AA- or above, without the benefit of insurance. The average underlying credit rating of the entire municipal bond portfolio was AA+ at September 30, 2010. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.

     The Company’s investment portfolio does not contain any exposure to Collateralized Debt Obligations (“CDO”) or investments collateralized by CDOs. In addition, the Company’s investment portfolio does not contain any exposure to auction-rate securities.
     Cash and cash equivalents consisted of cash on hand of $13.8 million at September 30, 2010.
     In connection with the execution of the merger agreement with Fairfax, the Company has agreed to use commercially reasonable efforts to liquidate its investment portfolio, which was $771.6 million at September 30, 2010, provided the Company has no obligation to sell any investment for an amount less than its September 30, 2010 market value.
     Refer to Note 4 of the Condensed Consolidated Financial Statements for discussion and analysis of other than temporary impairments of investment securities.
     Refer to Note 16 of the Condensed Consolidated Financial Statements for discussion and analysis of events that occurred after September 30, 2010 that could impact our liquidity and financial position.
     Deferred Policy Acquisition Costs
     We defer a portion of the costs of acquiring insurance business, primarily commissions and certain policy underwriting and issuance costs, which vary with and are primarily related to the production of insurance business. For the nine months ended September 30, 2010, $40.2 million of the costs were deferred. Deferred policy acquisition costs totaled $24.2 million, or 28.0% of unearned premiums (net of reinsurance), at September 30, 2010.
     Reinsurance
     The following table illustrates our direct written premiums and premiums ceded for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Direct written premiums	$236,132	$228,619
Ceded written premiums	101,858	92,615

Net written premiums	$134,274	$136,004

Ceded written premiums as percentage of direct written premiums	43.1%	40.5%

     The following table illustrates the effect of our reinsurance ceded strategies on our results of operations:

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Ceded written premiums	$101,858	$92,615
Ceded premiums earned	96,160	81,752
Losses and loss adjustment expenses ceded	68,288	59,604
Ceding commissions	23,594	21,897
     Our net cash flows relating to ceded reinsurance activities (premiums paid less losses recovered and ceding commissions received) were approximately $41.6 million net cash paid for the nine months ended September 30, 2010 compared to net cash paid of $24.9 million for the nine months ended September 30, 2009.
     The assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. The inability to recover amounts due from reinsurers could result in significant losses to us. To protect us from reinsurance recoverable losses, FMIC seeks to enter into reinsurance agreements with financially strong reinsurers. Our senior executives evaluate the credit risk of each reinsurer before entering into a contract and monitor the financial strength of the reinsurer. On September 30, 2010, substantially all reinsurance contracts to which we were a party were with companies with A.M. Best ratings of “A” or better. One reinsurance contract to which we were a party was with a reinsurer that does not carry an A.M. Best rating. For this contract, we required full collateralization of our recoverable via a grantor trust. In addition, ceded reinsurance contracts contain trigger clauses through which FMIC can initiate cancellation including immediate return of all ceded unearned premiums at its option, or which result in immediate collateralization of ceded reserves by the assuming company in the event of a financial strength rating downgrade, thus limiting credit exposure. On September 30, 2010, there was no allowance for uncollectible reinsurance, as all reinsurance balances were current and there were no disputes with reinsurers.
     On September 30, 2010 and December 31, 2009, FMFC had a net amount of recoverables from reinsurers of $272.9 million and $228.7 million, respectively, on a consolidated basis.
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
     In September 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance during the first quarter of 2010 did not have a material effect on the Company’s results of operations, financial position or liquidity.
     Prospective Accounting Standards
     In October 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amends FASB Accounting Standards Codification Topic 944, Financial Services — Insurance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU 2010-26 reflects the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.
     The guidance provides that the deferral of acquisition costs will be limited to incremental direct costs of contract acquisition that are incurred in transactions with independent third parties. In addition, future cash flows attributable to advertising costs should be accounted for using the direct-response advertising guidance in Subtopic 340-20 for capitalization purposes. The capitalized costs would then be treated as deferred acquisition costs pursuant to Subtopic 944-30 for classification, subsequent measurement and premium deficiency purposes. Prospective application is required, with retrospective application permitted.

     The adoption of this guidance will likely have a material effect on the Company’s results of operations and financial position. In the period of adoption and thereafter, the Company expects to capitalize less acquisition costs than those that would have been capitalized if the previous guidance had been applied, due to the narrowed definition of what constitutes an acquisition cost eligible for capitalization. The result will be a decrease in the Deferred acquisition costs asset balance in the Consolidated Balance Sheet, compared to the balance if the previous guidance had been applied. This lower asset balance will also result in lower amortization expense, presented as Amortization of deferred acquisition expenses in the Consolidated Statement of Income, in the period of adoption and thereafter compared to amortization recorded under the previous guidance. Lastly, by deferring less expense in the period of adoption and future periods, the result is an increase in expenses classified as Underwriting, agency and other in the Consolidated Statement of Income compared to those recorded if the previous guidance had been applied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     The following are material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Failure to complete the pending merger with Fairfax could materially and adversely affect our results of operations and our stock price.
     On October 28, 2010, we entered into a Merger Agreement with Fairfax, pursuant to which Fairfax will acquire all of our outstanding shares for $16.50 per share in cash pursuant to a merger of our company with and into an indirect wholly-owned subsidiary of Fairfax (the “Merger”). Following the consummation of the Merger, we will continue as the surviving corporation and will be a wholly-owned subsidiary of Fairfax. The Merger is subject to certain closing conditions, including, but not limited to, approval by our stockholders of the adoption of the Merger Agreement, antitrust clearance and other insurance regulatory approvals. We cannot assure you that these conditions will be satisfied or waived, that the necessary approvals will be obtained, or the Merger will be successfully completed as contemplated under the Merger Agreement or at all. If for any reason the Merger is not consummated, our stockholders will not receive the cash consideration in the Merger and our stock price would likely decline unless some other party were to offer an equivalent or higher price for our shares (and we have no expectation that there is any other party willing to offer an equivalent or higher price); and under some circumstances, we may have to pay a termination fee to Fairfax of 3% of the aggregate consideration to be paid in the Merger and/or reimburse Fairfax for its out-of-pocket transaction-related expenses up to $1.5 million.
     In addition, the pendency of the Merger could adversely affect our operations because:
•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the Merger;

•	our insureds, distribution partners and other business partners may cease or delay conducting business with us as a result of the announcement of the Merger, which could cause our revenues to materially decline or any anticipated increases in revenues to be lower than expected;

•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•	stockholder lawsuits could be filed against us challenging the Merger. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the Merger could be prevented or delayed.

     The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price. As a result of the occurrence of any of these events, if the Merger is not completed, our business and operating results could be materially adversely affected.
     Under the terms of the Merger Agreement, we are required to use commercially reasonable efforts to sell our non-cash investments which could in the long-term adversely affect our investment portfolio and business.
     Under the terms of the Merger Agreement, we are required to use commercially reasonable efforts to sell all of our non-cash investments held by the Company for cash or treasury bills. As of September 30, 2010, the market value of our investment portfolio was $771.6 million. This requirement could cause us to liquidate our non-cash investments on terms that are not as advantageous to our Company in the long-term as the current non-cash investments that we have. Currently, our results of operations will be adversely affected due to earning less investment income by liquidating our investment portfolio for lower yielding assets. In the event that the Merger is not completed, we may not be able to reinvest these amounts on terms that are as advantageous to us, and as a result, our business, results of operations or financial position in the long-term could be materially adversely affected.
Item 6. Exhibits
     See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MERCURY FINANCIAL CORPORATION
By:	/s/ RICHARD H. SMITH
Richard H. Smith
Chairman, President and Chief Executive Officer

By:	/s/ JOHN A. MARAZZA
John A. Marazza
Executive Vice President and Chief Financial Officer

Date:	November 9, 2010

INDEX OF EXHIBITS

2.1	(1)	Agreement and Plan of Merger, dated October 28, 2010, by and among Fairfax Holdings Limited, Fairfax Investments III USA Corp. and the Company

31 (a)	(2)	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31 (b)	(2)	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32 (a)	(2)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32 (b)	(2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)	— Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on November 1, 2010

(2)	— Filed herewith